Form 10-K
period 2023-12-31
Premium Nickel Resources Ltd.
filed 2024-06-28
CIK 795800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 000-14740

PREMIUM NICKEL RESOURCES LTD.

(Exact Name of Registrant as Specified in Its Charter)

Province of Ontario, Canada	N/A

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Suite 3400, One First Canadian Place, P.O. Box 130 Toronto, Ontario, Canada	M5X 1A4
Address of Principal Executive Offices)	(Zip Code)

(604) 770-4334
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file Reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small Reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or an “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting company	☒
		Emerging Growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a Report on and attestation to its management’s assessment of the effectiveness of its internal control over financial Reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit Report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately US$115.2 million (converted from C$150.6 million based the daily exchange rate of US$1.00 = C$1.3240 (or C$1.00 = US$0.7553) as quoted by the Bank of Canada on June 30, 2023). Solely for purposes of this Annual Report, any Common Shares held by holders of 10% or more of the Company's issued and outstanding Common Shares and Common Shares held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

As of June 27, 2024, there were 185,708,588 Common Shares issued and outstanding.

PREMIUM NICKEL RESOURCES LTD.

Annual Report on Form 10-K

For the year ended December 31, 2023

- i -

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) for the Company (as defined herein), contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this Report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in this Report in greater detail under the heading “Risk Factors”. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date hereof. You should read this Report and the documents that we have filed as exhibits to this Report completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless otherwise indicated, all references to “$”,”C$” and “dollars” in this Report refer to Canadian dollars, references to “US$” in this Report refer to United States dollars and references to “BWP” in this Report refer to Botswanan Pula. On December 31, 2023, the daily exchange rate (i) for one United States dollar expressed in Canadian dollars, as quoted by the Bank of Canada, was US$1.00 = C$1.3226 (or C$1.00 = US$0.7561), (ii) for one Botswanan Pula expressed in Canadian dollars, as quoted by Bloomberg LP, was BWP 1.00 = C$0.0990 (or C$1.00 = BWP 10.1049), and (iii) for one Botswanan Pula expressed in United States dollars, as quoted by Bloomberg LP, was BWP 1.00 = US$0.0747 (or US$1.00 = BWP 13.3834).

Item 1. BUSINESS.

Premium Nickel Resources Ltd. (TSXV: PNRL) (the “Company” or “PNRL”) was founded upon the closing of a reverse takeover transaction (the “RTO”) whereby Premium Nickel Resources Corporation (“PNRC”) and 1000178269 Ontario Inc. (“NAN Subco”), a wholly-owned subsidiary of North American Nickel Inc. (“NAN”), amalgamated by way of a triangular amalgamation (the “Amalgamation”) under the Business Corporations Act (Ontario) (the “OBCA”) on August 3, 2022. The common shares of the Company (the “Common Shares”) are now listed and posted for trading on the TSX Venture Exchange (the “Exchange”) under the symbol “PNRL”.

Prior to the RTO, PNRC was a private company existing under the OBCA. PNRC was incorporated to evaluate, acquire, improve and reopen, assuming economic feasibility, a combination of certain assets of BCL Limited (“BCL”) and Tati Nickel Mining Company (“TNMC”) that were in liquidation in Botswana.

In connection with the RTO, the Company was continued under the OBCA and changed its name from “North American Nickel Inc.” to “Premium Nickel Resources Ltd.”

Currently, the Company’s principal business activity is the exploration and evaluation of mineral properties in Botswana through its wholly-owned subsidiaries.

The following corporate structure chart sets out details of the direct and indirect ownership of the principal subsidiaries of the Company:

Notes:

(1)Premium Nickel Group Proprietary Limited (“PNGPL”) owns the Selkirk Assets (as defined below).

(2)Premium Nickel Resources Proprietary Limited (“PNRPL”) owns the Selebi Assets (as defined below).

The Company has its head and registered office at One First Canadian Place, 100 King Street West, Suite 3400, Toronto, Ontario, Canada M5X 1A4.

The Company is a mineral exploration company focused on the discovery and advancement of high-quality nickel-copper-cobalt-platinum group metals (“Ni-Cu-Co-PGM”) resources. The principal assets of the Company are the Selebi and Selebi North nickel-copper-cobalt (“Ni-Cu-Co”) mines (together, the “Selebi Mines”) in Botswana and related infrastructure (together, the “Selebi Assets”), as well as the nickel, copper, cobalt, platinum-group elements (“Ni-Cu-Co-PGE”) Selkirk mine (the “Selkirk Mine”) in Botswana, together with associated infrastructure and four surrounding prospecting licenses (collectively, the “Selkirk Assets”).

PNRL’s global strategy is to identify the best Ni-Cu-Co-PGM projects and to acquire or invest in opportunities that have high prospectivity in mining friendly jurisdictions located in low-risk countries with rule-of-law, supportive foreign investment and resource acts. PNRL sources projects that fit a strict standard that comply with the Company’s values and principles which stand up against the highest acceptable industry standards. PNRL is committed to governance through transparency, accountability, and open communication within PNRL’s team and stakeholders.

The Company’s principal business activity is the exploration and evaluation of PNRL’s flagship asset, the Selebi Mines and, separately, the Company’s Selkirk Mine, each located in Botswana.

The Selebi Mines and the Selkirk Mine are permitted with 10-year mining licences and benefit from significant local infrastructure. The Company’s flagship Selebi Mines include two operational shafts, the Selebi and Selebi North shafts, and related infrastructure such as rail, power and roads.

PNRL is headquartered in Toronto, Ontario, Canada and is publicly traded on the Exchange under the symbol “PNRL”.

Summary of Activities

PNRL concluded the 2022 exploration and drilling program at the Selebi Mines in January 2023. This initial Phase 1 drilling program was focused on an area at the western down dip edge of the 2016 historic estimates prepared in accordance with the South African Mineral Resource Committee (“SAMREC”) code. The primary objective of this first phase of surface drilling and borehole electromagnetics (“BHEM”) program at the Selebi Mines was to provide the Company with the relevant information to demonstrate that the mine horizons could be well mineralized beyond the limits of legacy production, and to support the transition to underground resource drilling at both the Selebi North and Selebi deposits.

The BHEM data acquired pursuant to the initial drilling program demonstrates that there are multiple sizable anomalies detected to the north and down plunge of the Selebi Mines infrastructure. Additionally, the results of the drilling, in conjunction with the BHEM program, have provided compelling evidence that the Selebi and Selebi North deposits are part of a large mineralized system, with multiple mineralized horizons present across the three-kilometre area between the Selebi historical mine workings to the south and the Selebi North historical mine workings to the north.

In 2023, PNRL commenced its Phase 2 drill program undertaking a combination of resource and continued exploration drilling at the Selebi Mines to demonstrate the size potential of the Selebi Mines mineral system, with the aim of establishing a current mineral resource estimate (“MRE”) on the Selebi Mines that will serve as the basis for future engineering studies. The resource drilling at the Selebi Mines commenced underground from the Selebi North infrastructure in August 2023 and is currently ongoing with three drills turning. Assay results for completed holes are released as they are received and confirmed by the Company. The Company sees significant potential for expanding the resource estimate from the 2016 historic estimate.

Presently, the Company’s primary objective is to prepare current mineral resource estimates in respect of the Selebi Mines expected in late Q2 or early Q3, 2024. Concurrently, PNRL plans to continue its work at the Selkirk Mine and its surrounding prospecting licences, which is the Company’s second asset in Botswana, located approximately 75 kilometres north of the Selebi Mines. The focus of this work will be to understand the legacy work done by previous owners, which had advanced the Selkirk Mine to a bankable feasibility study for re-development as an open pit mine. The Company plans to include drilling, geoscience and metallurgical work to support a mineral resource estimate in respect of the Selkirk Mine. In 2023, the Company completed test work to evaluate an alternative ore processing and tailings management strategy to those used in previous economic studies, the results of which are set forth in the Selkirk TRS (as defined herein).

For more information relating to exploration and development activities conducted on the Selebi Mines and Selkirk Mine, please see “Properties – Mining Properties – Selebi Mines” and “Properties – Mining Properties – Selkirk Mine” below.

Corporate Social Responsibility

PNRL is committed to conducting its business in a socially responsible and sustainable manner, with a focus on environmental stewardship, health and safety, community engagement and ethical conduct. The Company has established policies and procedures in its Code of Business Conduct and Ethics (the “Code”) to ensure compliance with applicable laws and regulations, as well as industry standards for responsible mining. PNRL recognizes the importance of stakeholder engagement and works closely with local communities, indigenous groups and other stakeholders to ensure their concerns and perspectives are heard and addressed.

Highlights and Key Developments in 2023 and 2024 (to Date):

●	The Company began trading on the OTCQX Best Market at the open of the market on January 20, 2023 under the symbol “PNRLF”.
●	The Company completed the mobilization of three drills from Canada and commenced the 2023 underground drilling program at Selebi North.

●	On February 24, 2023, the Company closed a brokered private placement offering under which 4,437,184 Common Shares were issued at a price of $1.75 per Common Share for gross proceeds of $7,765,072 (the “February 2023 Financing”).
●	On April 12, 2023, the Company filed the technical report entitled NI 43-101 Technical Report, Selkirk Nickel Project, Republic of Botswana” dated April 12, 2023 (with an effective date of March 31, 2023) prepared for the Company by G Mining Services Inc. (the “Selkirk Technical Report”).
●	On June 28, 2023, the Company closed financings with Cymbria Corporation (“Cymbria”), EdgePoint Investment Group Inc. and certain other entities managed by it (“EdgePoint”), for aggregate gross proceeds of $33,999,200 (the “EdgePoint Financing”). The financings included three concurrent and inter-conditional transactions comprised of an equity offering, a three-year term loan of $15,000,000 (the “Term Loan”) and grant of option. For a more detailed summary of the EdgePoint financing, see “Liquidity”.
●	On June 28, 2023, the Company repaid its indebtedness to Pinnacle Island LP in full including accrued interest and restatement fee in an aggregate amount of $7,637,329. Refer to the Annual Financial Statements (Note 9 – Promissory Note).
●	The Company strengthened its management team and its board of directors (the “Board”) with the addition of key personnel with experience in mining operations, finance and corporate governance, including James Gowans as Chair of the Board.
●	The Company entered into a binding commitment letter with the Liquidator of BCL Limited (“BCL”), which is subject to customary final documentation, to acquire a 100% interest in two additional deposits (“Phikwe South” and the “Southeast Extension”) located adjacent to and immediately north of the Selebi North mine. The impact is to extend the northern boundary of the Selebi mining licence by 3.7 kilometres and to increase the Selebi mining licence area from 115.0 square kilometres to 153.7 square kilometres.
●	On December 14, 2023, the Company closed an equity and debt financing package of approximately $21.6 million, comprised of a private placement offering of 13,133,367 Common Shares at a price of $1.20 per Common Share and $5,882,353 loan pursuant to an amendment to the terms of the Company’s existing Term Loan to increase the principal amount of the loan from $15,000,000 to $20,882,353 (the “December Financing”). For a more detailed summary of the December Financing, see “Liquidity”.
●	The Company continued its Phase 2 Selebi North drilling program, which commenced August 9, 2023. In aggregate, the Company has drilled a total of 35,246 metres in 92 drill holes, at the time of the May 16, 2024 press release.
●	Since January 1, 2024, the Company reported assay results from a total of 37 drill holes, pursuant to press releases issued from January 30 to May 16, 2024, see the table under “Selebi Mines, Botswana - Exploration Activities”, all of which are available on SEDAR+ (www.sedarplus.ca) under the Company's issuer profile, and on the Company's website (www.premiumnickel.com).

Assay results included:

➢	30.45m of 2.88% NiEq and 9.55m of 3.94% NiEq reported on January 30, 2024;
➢	102.80 Metres of 2.23% NiEq reported on February 13, 2024;
➢	110.75 Metres of 2.56% NiEq reported on February 26, 2024; and
➢	17.55 meters of 3.28% NiEq reported on May 16, 2024.
●	On June 14 and June 21, 2024, the Company closed two tranches of a non-brokered private placement offering of units of the Company, pursuant to which the Company issued a total of 35,256,409 Units at a price of C$0.78 per Unit for gross proceeds of approximately C$27.5 million.

Exploration and Evaluation Activities

The following table outlines the key milestones, estimated timing and costs of each of the Company’s material projects, the Selebi Mines and the Selkirk Mine, based on the Company’s reasonable expectations and intended courses of action and current assumptions and judgement, with information based as on December 31, 2023.

Key Milestones for Project	Expected Timing of Completion	Anticipated Remaining Costs(1)
Selebi Mines(2)
Ongoing drilling and assays(3)	Ongoing, costs to June 2024	$3,100,000
Care and maintenance costs	Ongoing costs to June 2024	$2,700,000
Underground development	Ongoing costs to June 2024	$900,000
Engineering	Ongoing costs to June 2024	$1,500,000
Mineral resource estimate for Selebi Mines	June 2024	$125,000	(4)
Selkirk Mine(5)
Geology & Geophysics	Ongoing costs to June 2024	$50,000

Notes:

(1)	As at December 31, 2023.
(2)	The key milestones are to take the Selebi Mines to an updated mineral resource estimate, which would mark the completion of the Phase I work program as envisioned in the Selebi Technical Report (defined below) and to commence Phase 2 which will gear towards a preliminary economic assessment for the project. Please refer to the Selebi Technical Report, including the recommendations provided therein, for more details.
(3)	The Company has completed the exploration and infill drilling (21,000 metres) as contemplated in Phase 1 of the work program in the Selebi Technical Report. This constitutes a Phase 2 drilling program, with the additional drilling and assays required to advance the Selebi Mines toward a current MRE. For more details, see “Selebi Mines, Botswana – Exploration Activities”.
(4)	Total costs relating to an MRE for the Selebi Mines are approximately $150,000. Approximately $26,508 has been spent as at December 31, 2023. This represents the additional expected costs to complete an MRE for the project.
(5)	The Company will be focusing its exploration and evaluation activities on the Selebi Mines until an updated mineral resource estimate is completed for the Selebi project. Expenditures contemplated for the Selkirk Mine are minimal and contingent on additional financing. The contemplated geology and geophysics work represented here is a portion of the geology and geophysics work program outlined in the Selkirk Technical Report which is required to advance the project towards an MRE.

Readers are cautioned that the above represents the opinions, assumptions and estimates of management considered reasonable at the date the statements are made and, are inherently subject to a variety of risks and uncertainties and other known and unknown factors that could cause actual events or results to differ materially from those described above. See “Cautionary Note Regarding Forward-Looking Statements”.

Financial Capability

The Company is an exploration stage entity and has not yet achieved commercial production on any of its properties or profitable operations. The business of the Company entails significant risks. The recoverability of amounts shown for mineral property costs is dependent upon several factors including environmental risk, legal and political risk, the establishment of economically recoverable mineral reserves, confirmation of the Company’s interests in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete exploration and re-development and the ability of the Company to attain sufficient net cash flow from future profitable production or disposition proceeds.

As at December 31, 2023, the Company had working capital of $14,999,619 (FY 2022 – $6,024,026 negative working capital) and reported accumulated deficit of $104,566,816 (FY 2022 – $72,190,747).

As at December 31, 2023, the Company had $19,245,628 in available cash (FY 2022 – $5,162,991). There are no sources of operating cash flows. Given the Company’s current financial position and the ongoing exploration and evaluation expenditures, the Company will need to raise additional capital through the issuance of equity or other available financing alternatives to continue funding its operating, exploration and evaluation activities, and re-development of the mineral properties. Although the Company has been successful in its past fund-raising activities, there is no assurance as to the success of future fundraising efforts or as to the sufficiency of funds raised in the future.

Available Information

We file annual, quarterly, and current reports and other information with the SEC. You may read and copy any reports, statement or other information that we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at (202) 551-8090 for further information on the public reference room. These SEC filings are also available to the public from commercial document retrieval services and at the Internet site maintained by the SEC at http://www.sec.gov.

The Company’s website is www.premiumnickel.com. The Company’s website is not incorporated in this Report.

Item 1A. RISK FACTORS

An investment in our Common Shares involves a high degree of risk. You should carefully consider the following risk factors before deciding to invest in our Company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you may lose all or part of your investment in our Company.

The risks and uncertainties discussed in this Report are not the only ones facing the Company. In evaluating an investment in the Company, the risks and uncertainties described below should be carefully considered. If any such risks actually occur, the business, financial condition and/or liquidity and results of operations of the Company could be materially adversely affected. In this event, the value of the Common Shares could decline and shareholders could lose all or part of their investment.

Further, the Company’s view of risks is not static, and readers are cautioned that there can be no assurance that all risks to the Company, at any point in time, can be accurately identified, assessed as to significance or impact, managed or effectively controlled or mitigated. There can be additional new or elevated risks to the Company that are not described herein or in the Company’s public filings to date.

Economics of Developing Mineral Properties

Substantial expenses are required to establish mineral resources and mineral reserves through drilling, to develop metallurgical processes to extract metal from ore and to develop the mining and processing facilities and infrastructure at any site chosen for mining. No assurance can be given that minerals will be discovered in sufficient quantities to justify commercial operation or that the funds required for development can be obtained on a timely basis.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond the Company’s control and which cannot be predicted, such as market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment, and such other factors as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection. Depending on the price of minerals produced, the Company may determine that it is impractical to commence or continue commercial production.

Negative Operating Cash Flow and Reliance on Additional Financing to Maintain and Continue Operations

The Company has negative cash flow from operations. As a result of the expected expenditures to be incurred by the Company for the exploration and advancement of the Company’s material projects, the Company anticipates that negative operating cash flows will continue until one or both of the Company’s material projects enters commercial production (if at all). There can be no assurance that the Company will generate positive cash flow from operations in the future.

The Company will require additional capital in order to fund its future activities for its material projects and maintain and grow its operations. To the extent that the Company continues to have negative operating cash flow in future periods, it may need to allocate a portion of its cash reserves to fund such negative cash flow. Furthermore, additional financing, whether through the issue of additional equity and/or debt securities and/or project level debt, will be required to continue the development of the Company’s material projects and there is no assurance that additional capital or other types of financing will be available or that these financings will be on terms at least as favourable to the Company as those previously obtained, or at all. Should the Company require additional capital to continue its operations, failure to raise such capital could result in the Company going out of business.

From time to time, the Company may issue new shares, seek debt financing, dispose of assets, or enter into transactions to acquire assets or shares of other corporations. These transactions may be financed wholly or partially with debt, which may temporarily increase the Company’s debt levels above industry standards.

Failure to obtain additional financing or to achieve profitability and positive operating cash flows will have a material adverse effect on its financial condition and results of operations.

Lack of Established Mineral Resource or Reserves

The Company is a mineral exploration and development company that is focused on the redevelopment of the previously producing nickel, copper and cobalt resource mines owned by the Company in the Republic of Botswana. To that end, the Company’s properties have no established mineral resources or mineral reserves at this time. While the Selebi project has historical mineral resource estimates, the Company has not yet published a current mineral resource estimate on the Selebi project. As such, these historical mineral resource estimates may not be reliable.

Further, there is no assurance that any of the Company’s projects can be mined profitably. Accordingly, it is not assured that the Company will realize any profits in the short to medium term, if ay all. Any profitability in the future from the business of the Company will be dependent upon development and commercially mining an economic deposit minerals, which in itself is subject to numerous risk factors.

The exploration and development of mineral deposits involves a high degree of financial risk over a significant period of time that even a combination of management’s careful evaluation, experience and knowledge may not eliminate. Few properties that are explored are ultimately developed into producing mines. Major expenses may be required to establish resources and reserves by drilling and to construct mining and processing facilities at a particular site. It is impossible to ensure that current work programs of the Company will result in profitable commercial mining operations. The profitability of the Company’s operations will be, in part, directly related to the cost and success of its work programs, which may be affected by a number of factors. Substantial expenditures are required to establish mineral reserves that are sufficient to support commercial mining operations.

Mineral Exploration and Development

The Company’s projects are in their exploration stages. The exploration of mineral deposits involves significant financial risks over a prolonged period of time, which may not be eliminated even through a combination of careful evaluation, experience and knowledge.

Development of the Company’s properties will occur only after obtaining satisfactory exploration results. Few properties which are explored are ultimately developed into economically viable operating mines. There is no assurance that the Company’s mineral exploration activities will result in the discovery of a body of commercial ore on its exploration properties. Several years may pass between the discovery and development of commercial mineable mineralized deposits.

Most exploration projects do not result in the discovery of commercially-mineralized deposits. The commercial viability of exploiting any precious or base-metal deposit is dependent on a number of factors including infrastructure and governmental regulation, in particular those relating to environment, taxes and royalties. No assurance can be given that minerals will be discovered of sufficient quality, size and grade on any of the Company’s properties to justify a commercial operation.

Exploration projects also face significant operational risks including but not limited to an inability to obtain access rights to properties, accidents, equipment breakdowns, labour disputes (including work stoppages and strikes), impact of health epidemics and other outbreaks of communicable diseases and other unanticipated interruptions.

Uninsured Risk and Hazards

Mining is capital intensive and subject to a number of risks and hazards, including environmental pollution, accidents or spills, industrial and transportation accidents, labour disputes, changes in the regulatory environment, natural phenomena (such as inclement weather conditions, earthquakes, pit wall failures and cave-ins) and encountering unusual or unexpected geological conditions. Such risks and hazards might impact the Company’s business. Consequently, many of the foregoing risks and hazards could result in damage to, or destruction of, the Company’s mineral properties or future processing facilities, personal injury or death, environmental damage, delays in or interruption of or cessation of their exploration or other activities, delay in or inability to receive required regulatory approvals, or costs, monetary losses and potential legal liability and adverse governmental action. The Company may be subject to liability or sustain loss for certain risks and hazards against which it does not or cannot insure or against which it may reasonably elect not to insure because of the cost. This lack of insurance coverage could result in material economic harm to the Company.

Volatility of Common Share Price

The price of common shares may be affected by global macroeconomic developments and market perceptions of the attractiveness of particular industries and location of assets, which may increase the volatility of common share prices. The price of common shares will also be affected by the Company’s financial conditions or results of operations as reflected in its liquidity position and earnings reports.

Other factors unrelated to the Company’s operations and performance that may have an affect on the price of common shares include: the lessening in trading volume and general market interest in the Company’s securities may affect an investor’s ability to trade significant numbers of shares; the size of the Company’s public float may limit the ability of some institutions to invest in the Company’s securities; and a substantial decline in the price of common shares that persists for a significant period of time could cause the Company’s securities to be delisted further reducing market liquidity.

As a result of any of these factors, the market price of common shares at any given point in time may not accurately reflect the Company’s long-term value. Securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities. The Company may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management’s attention and resources.

Volatility of Commodity Prices

The advancement of the Company’s properties is dependent on the future prices of minerals and metals. As well, should any of the Company’s properties eventually enter commercial production, the Company’s profitability will be significantly affected by changes in the market prices of minerals and metals.

Base and precious metals prices are subject to volatile price movements, which can be material and occur over short periods of time and which are affected by numerous factors, all of which are beyond the Company’s control. Such factors include, but are not limited to, actual and expected macroeconomic and political conditions, interest and exchange rates, inflation or deflation, fluctuations in the value of the U.S. dollar and foreign currencies, global and regional supply and demand, speculative trading, the costs of and levels of base and precious metals production, the availability and costs of substitutes, investments by commodity funds and other actions of participants in the commodity markets. Such external economic factors are in turn influenced by changes in international investment patterns, monetary systems, the strength of and confidence in the U.S. dollar (the currency in which the prices of base and precious metals are generally quoted), and political developments. The effect of these factors on the prices of base and precious metals, and therefore the economic viability of any of the Company’s exploration projects, cannot be accurately determined. The prices of commodities have historically fluctuated widely, and future price declines could cause the development of (and any future commercial production from) the Company’s properties to be impracticable or uneconomical. As such, the Company may determine that it is not economically feasible to commence commercial production at some or all of its properties, which could have a material adverse impact on the Company’s financial condition and results of operations. In such a circumstance, the Company may also curtail or suspend some or all of its exploration and development activities.

Governmental Regulation

Operations, development and exploration on the Company’s properties will be affected to varying degrees by: (i) government regulations relating to such matters as environmental protection, health, safety and labor; (ii) mining law reform; (iii) restrictions on production, price controls, and tax increases; (iv) maintenance of claims; (v) tenure; and (vi) expropriation of property. There is no assurance that future changes in such regulation, if any, will not adversely affect the Company’s operations. Changes in such regulation could result in additional expenses and capital expenditures, availability of capital, competition, reserve uncertainty, potential conflicts of interest, title risks, dilution, and restrictions and delays in operations, the extent of which cannot be predicted. The Company is at the exploration stages on all of its properties. Exploration on the Company’s properties requires responsible best-exploration practices to comply with the Company’s policies, government regulations, and maintenance of claims and tenure.

If any of the Company’s projects advance to the development stage, those operations will also be subject to various laws concerning development, production, taxes, labour standards, environmental protection, mine safety and other matters. In addition, new laws governing operations and activities of mining companies could have a material adverse impact on any project in the mine development stage that the Company may possess.

Permits, Licenses and Approvals

The operations of the Company require licences and permits from various governmental authorities. The Company believes it holds or is in the process of obtaining all necessary licences and permits to carry on the activities which it is currently conducting under applicable laws and regulations. Such licences and permits are subject to changes in regulations and in various operating circumstances. There can be no guarantee that the Company will be able to obtain all necessary licences and permits that may be required to maintain its mining activities or advance its mineral properties. In addition, if the Company proceeds to production on any exploration property, it must obtain and comply with permits and licences which may contain specific conditions concerning operating procedures, water use, the discharge of various materials into or on land, air or water, waste disposal, spills, environmental studies, abandonment and restoration plans and financial assurances. There can be no assurance that the Company will be able to obtain such permits and licences or that it will be able to comply with any such conditions.

Environmental Regulations

All phases of the Company’s operations are subject to environmental regulation in the jurisdictions in which the Company operates. Environmental legislation is evolving in a manner which has been subject to stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed properties and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulations, if any, will not adversely affect the Company’s operations. The cost of compliance with changes in governmental regulations has the potential to preclude entirely the economic development of a property. The Company has or will, as applicable, adopt environmental practices designed to ensure that it will comply with or exceed all environmental regulations currently applicable to it.

Changes in tax legislation or accounting rules could affect the profitability of the Company

Changes to, or differing interpretation of, taxation laws in Canada, Botswana, or any of the countries in which the Company’s assets or relevant contracting parties are located, could result in some or all of the Company’s profits being subject to additional taxation. No assurance can be given that new taxation rules or accounting policies will not be enacted or that existing rules will not be applied in a manner which could result in the Company’s profits being subject to additional taxation or which could otherwise have a material adverse effect on the Company’s profitability, results of operations, financial condition and the trading price of the Company’s securities. In addition, the introduction of new tax rules or accounting policies, or changes to, or differing interpretations of, or application of, existing tax rules or accounting policies could make acquiring additional resource properties by the Company less attractive to counterparties. Such changes could adversely affect the Company’s ability to acquire new assets or make future investments.

Financial Risk

The Company is also exposed to risks relating to its financial instruments and foreign currency. It is anticipated that the Company will operate in Canada, Greenland and Botswana and undertake transactions denominated in foreign currencies such as United States dollars, Euros, Danish Krones and the Botswanan Pula, and consequently is exposed to exchange rate risks. The Company will also be exposed to equity price risk; the movements in individual equity prices or general movements in the level of the stock market may potentially have an adverse impact on the Company’s earnings. The Company closely monitors individual equity movements and the stock market to determine the appropriate course of action to be taken.

Risks of Doing Business outside Canada

The Company’s material mineral projects are located in the Republic of Botswana. The Company’s anticipated operations outside North America could subject the Company to a variety additional risks that may negatively impact its business and operations including any of the following: changes in rules and regulations (including required royalties); failure of local parties to honour contractual relations; delays in obtaining or the inability to obtain necessary governmental permits; opposition to mining from environmental or other non-governmental organizations; limitations on foreign ownership; limitations on the repatriation of earnings; economic or tax policies; tariffs and trade barriers; regulations related to customs and import/export matters; longer payment cycles; tax issues; currency fluctuations and exchange controls; rates of inflations; challenges in collecting accounts receivable; cultural and language differences; employment regulations; crimes, strikes, riots, civil disturbances, terrorist attacks, and wars; and deterioration of political relations with Canada or other governments or sanctions imposed by Canada or other governments. There will also be currency exchange risks in connection with the operations of the Company’s foreign mineral assets, including the Selebi project and the Selkirk project.

In addition, Botswana is considered an emerging market. Emerging market investments generally pose a greater degree of risk than investments in more mature market economies because the economies in the developing world are more susceptible to destabilization resulting from domestic and international developments. Further, the current, or a future government may adopt substantially different policies, take arbitrary action which might halt exploration or production, re-nationalize private assets or cancel contracts, or cancel mining or exploration rights, any of which could result in a material and adverse effect on the Company’s results of operations and financial condition. For details on the Company’s operations in Botswana, see “Operations in Emerging Markets”.

Dependent on Business and Technical Expertise of Management Team

The Company is dependent on the business and technical expertise of its management team. If it is unable to rely on this business and technical expertise, or if any of the expertise is inadequately performed, the business, financial condition and results of the operations of the Company could be materially adversely affected until such time as the expertise could be replaced.

Acquisition of Botswanan Assets

On January 31, 2022, PNRC, an indirect wholly-owned subsidiary of the Company, closed the acquisition of the Selebi project. However, pursuant to the terms of the acquisition, PNRC has to comply with certain milestone payments, which if not satisfied, will result in the Selebi project reverting to the BCL Liquidator. There are approximately US$55 million in contingent post- closing milestone payments due to the BCL Liquidator in connection with the Selebi project, with (A) US$25 million due upon the Selebi mining licence renewal date, and (B) another US$30 million due upon the earlier of the commissioning and start of production at the Selebi project or four years from the Selebi mining licence renewal date. The failure of PNRC to comply with all the post-closing covenants and contingent milestone payments relating to Selebi project (if and when those milestones are achieved), can materially adversely affect the business, operations and financial conditions of the Company and impact the market prices of the Common Shares. In addition, PNRL closed its purchase of the Selkirk project in August 2022.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We, like other companies in our industry, face several cybersecurity risks in connection with our business. Our business strategy, results of operations, and financial condition have not, to date, been materially affected by risks from cybersecurity threats. During the reporting period, we have not experienced any material cyber incidents, nor have we experienced a series of immaterial incidents, which would require disclosure.

We intend to implement a formal cybersecurity program in the future. The program will be aimed at safeguarding the confidentiality, integrity, and availability of our essential systems and information, and will be designed to detect and mitigate risks from cybersecurity threats to our data and our systems. Central to our future cybersecurity efforts will be a robust incident response plan designed to address potential cyber incidents swiftly and effectively.

In designing and evaluating our cybersecurity program, we intend to adopt the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF 2.0”) as a guiding principle. It is important to clarify that our use of the NIST CSF 2.0 will be for guidance purposes to frame our risk identification, assessment and management processes and will not equate to compliance with any specific technical standards or requirements.

The key components of our future cybersecurity program are expected to include:

●	conducting risk assessments to pinpoint material cybersecurity threats to our critical systems, data, products, services, and overall IT infrastructure;
●	a third-party security expert consultant overseeing the risk assessment process, maintenance of security controls, and coordination of responses to cybersecurity incidents;

●	engagement with external service providers to evaluate, enhance, or support our security measures; and
●	an incident response plan outlining specific procedures for managing cybersecurity incidents;

Cybersecurity Governance

The governance of cybersecurity risks is a critical function of our Board which has a key role in the oversight of cybersecurity and related technology risks. The Board is tasked with monitoring the effectiveness of our cybersecurity risk management program as implemented by management.

The Board will receive regular updates from management on the state of cybersecurity risks facing the Company. This includes briefings on any significant cyber incidents and ongoing risk management efforts.

The responsibility for day-to-day management of cybersecurity risks lies with our management team, including the Chief Financial Officer and Chief Executive Officer. This team will be at the forefront of our cybersecurity initiatives, coordinating both internal and external resources to anticipate, identify, and mitigate cyber threats. Our approach will include regular updates from our third-party security expert consultant, leveraging intelligence from various sources, and utilizing advanced security tools to protect our digital environment.

Operations in Emerging Markets

The Company has its material properties and operating subsidiaries in Botswana. It is possible that operating in Botswana may expose the Company to a certain degree of political, economic and other risks and uncertainties. In conducting its operations in Botswana, the Company has, among other things: (i) engaged and maintained experienced management and technical teams located in Botswana and/or with extensive experience in operating properties in Africa; (ii) certain members of the board and management routinely visit the Company's Botswana properties; (iii) retained advisors and technical experts in Botswana including its local counsel, Bookbinder Business Law (“Bookbinder”); and (iv) generally maintained robust internal control over its foreign subsidiaries, all of which are more particularly described below.

Subsidiaries and Operations in Botswana

The Company's principal business activity in Botswana is the re-development of the Selebi Mines and the Selkirk Mine (together, the "Botswana Assets").

The establishment and development of PNGPL and PNRPL, each of which is a Botswanan entity, adds an additional regulatory framework within which the Company operates and is supplementary to the regulatory framework existing in Canada. The Company holds its interest in the Selebi Assets and the Selkirk Assets indirectly through its 100% owned subsidiaries, PNRPL and PNGPL respectively.

The Company's operating entities in Botswana are governed in accordance with applicable local laws and entity-wide governance principles. The directors and management of the Company's operating entities in Botswana are generally comprised of a majority of senior management employees and where required by local laws, local residents, who are generally longstanding local management level employees, or local corporate counsel. In addition, certain members of the Company's management have experience conducting business in Botswana, as detailed below, where the Company has maintained operations since 2021. Operating in Botswana requires greater internal controls and adherence to a regulatory framework which creates challenges in relation to decision-making, communication, and compliance. The Company has experienced management and has retained legal advisors and consultants to help facilitate adherence to regulatory requirements in order to meet this challenge.

Employees and Consultants

Upon the closing of the asset acquisition of the Selebi Mine, the Company started to develop its own local workforce. As of December 31, 2023, The Company had 193 employees at its Botswana operations, of which 177 were engaged in technical work including geology, drilling, geophysics, engineering and care and maintenance, and 16 were engaged in back-office support and logistics.

The Company is committed to promoting a safe and healthy workplace environment, and actively participates in training programs to ensure employees are aware of proper safety and health procedures. The Company also provides resources and support for employees' mental and emotional wellbeing.

The Company values diversity and inclusivity and strives to create a workplace culture that respects and values all employees' backgrounds and identities.

The Company offers competitive compensation and benefits packages, including housing allowance, health insurance, and employee assistance programs. The employees receive performance evaluations and feedback regularly, and the Company encourages ongoing professional development and training.

The Company has implemented measures to protect employee data privacy and maintain confidentiality, in accordance with applicable laws and regulations.

Experienced Board and Management

In addition to their experience with the Company, the Company's board and management also has extensive experience operating in Africa, managing investments and projects in Botswana, Burkina Faso, Namibia, South-Africa, and the Democratic Republic of Congo. Furthermore, they bring diverse expertise in areas such as global strategy, finance, exploration, technology, and corporate development. Their collective experience spans several decades and includes successful ventures in both public and private sectors. Certain members of the board, management and senior officers of the Company have made trips to Botswana to gain a deeper understanding of the Company's operations and projects as well as to impart their experience and knowledge of the local business, culture, and practices to the other members of the board and officers.

The Company also relies on the expertise of its local Botswana-based key personnel, Mr. Borris Kamstra, Mr. Kneipe Setlhare, Mr. Karabo Monepe, and Mr. McDonald Raditladi, all of whom have extensive mining and government relations experience in Botswana. These individuals are in regular contact with management and attend regular management meetings. Below are details of their experience as it relates to the Company's Botswanan operations as well as the local context more broadly.

●	Mr. Boris Kamstra is the COO of Premium Nickel Resources International Ltd. (“PNRIL”) and the local African seasoned leader in the mining industry, with over 25 years of experience in senior and executive roles. Boris is South African and has worked his entire career within Sub-Saharan Africa. Most recently, he was the CEO of Alphamin Resources (TSXV:AFM) as well as the Johannesburg Stock Exchange. He was instrumental in bringing the mine located in North Kivu DRC into full operation from a greenfield exploration program.
●	Mr. Kneipe Setlhare is a mining engineer with over 14 years of experience in mining operations management. He acts as the Company's country director whose role is to oversee the Company's activities in Botswana. As country director, Mr. Setlhare ensures that the Company meets all requirements to maintain compliance with government regulations, obtain necessary approvals in a timely manner and manages the relationships with local communities. Mr. Setlhare has had previous roles at BCL and Discovery Metals Limited. His most recent role was as Executive Country Manager at Giyani Metals Corp., a public company listed on the Toronto Stock Exchange. In these roles, Mr. Setlhare has been involved in early-stage exploration, preliminary economic assessment, feasibility studies, mine development and commissioning, mine asset acquisitions and disposals.
●	Mr. Karabo Monepe is currently the Senior Controller in the Company's Botswanan operations. He graduated from the University of Botswana in 2005 with a Bachelor's degree in Accounting. Mr. Monope also possesses as an ACCA qualification. He has substantial experience in planning and analysis, financial management and controls, financial reporting, auditing, and banking, acquired from previous roles at Laurelton Diamonds Inc. and Expresscredit Ltd.
●	Mr. McDonald Raditladi is currently an HR Officer in the Company's Botswanan operations. He graduated in 2009 from the University of Botswana with a Bachelor's degree in Psychology and worked in human resources at Botswana Savings Bank for approximately three years. He later became part of the team that set up Majwe Mining Joint Venture, Debswana's largest contractor in 2012.

The Company's technical, metallurgical and ESG teams (which includes, among others, Sharon Taylor, Peter Lightfoot, Gerry Katchen, Phillip Mackey and Mike Ounpuu, Siri Genik and Shamil Tumisang Agosi) also have significant experience with international projects, particularly in Africa (including experiences with BCL specifically or involved in projects in Botswana and Africa, in general).

Overall, the Company benefits from the collective wealth of expertise and experience in the Company's business and operations in Botswana of its board, management, locally based key personnel and technical teams.

Use of and Reliance on Experts and Local Advisors

The Company has retained Bookbinder, a Botswanan law firm to advise on various corporate and regulatory legal issues, including the Company's right to conduct business in Botswana, title verification over the Botswanan Assets, and has relied on advice from Bookbinder with respect to such matters. Additionally, the Company has retained G-Mining Services, a mining engineering and construction management company who is familiar and has been involved in the Selebi Mines since the Company acquired them, along with other engineering or geoscientific services firms, including SRK Consulting, SLR Consulting, DRA Global, SGS Mineral Services. The Company ensures that any such counsel or provider retained has their credentials vetted and referenced, with considerable diligence and adherence to local licences, professional associations, and regulators.

The Company's officers and directors benefit from the advice and guidance provided by its Botswanan legal advisor as well as key personnel based in Botswana of new developments in local mining regimes and new requirements that come into force from time to time, as they pertain to and affect the Company's business and operations in Botswana. Any material developments are subject to oversight and discussion at the Company's board level.

Language, Cultural Differences and Business Practices

English is the official language of Botswana, in which the Audit and Risk Management Committee (the “ARMC”) of the Company and the Company's external auditors are proficient. The most widely spoken language in Botswana is Setswana. The languages spoken by the board, management and technical team of the Company and its subsidiaries include Afrikaans, English, Setswana, French, Mandarin, Italian and Spanish.

The financial records of the Company and both PNGPL and PNRPL, existing under the laws of Botswana are maintained in English. The Company does not believe that any material language or cultural barriers exist.

Item 2. PROPERTIES.

Mining Properties

To determine material mining operations in properties with subpart 1300 of SEC Regulation S-K, management considered both quantitative and qualitative factors, assessed in the context of the Company’s overall business and financial condition. The Company concluded that, as of the date of the filing of this Report, the Company’s only material mining properties are the Selebi Mines and the Selkirk Mine. The Company will update its assessment of individually material mines on an annual basis.

The Company also holds an interest in certain exploration stage properties located in Southwest Greenland and Canada, however, the Company has determined that such properties are not independently material to the Company at this time. For more information, see below under the headings “Maniitsoq Nickel-Copper-PGM Project, Southwest Greenland” and “Canada Nickel Projects – Sudbury, Ontario”.

Selebi Mines

The information that follows relating to the Selebi Mines is derived from, and in some instances is an extract from, the technical report summary entitled “Technical Report Summary on the Selebi Mines, Central District, Republic of Botswana” dated June 27, 2024 (with an effective date of May 31, 2024) prepared for the Company by SLR (as defined herein) (the “Selebi TRS”), prepared in compliance with the SEC’s Modernization of Property Disclosures for Mining Registrants set forth in subpart 1300 of Regulation S-K (the “SEC Mining Rules”). Portions of the following information are based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the Selebi TRS, which has been filed as Exhibit 96.1 to this Report. The Selebi TRS is incorporated herein by reference and made a part hereof. In the event that we determine that any modifying factors, estimates and other scientific and technical information in the report materially change, we may update or file a new technical report in the future. The Selebi Mines is an exploration stage property.

Pursuant to Item 1302(b)(5) of Regulation S-K (17 C.F.R. §229.1302(b)(5)), the Company states that the Selebi TRS was prepared by SLR Consulting (Canada) Ltd. The qualified persons of SLR meet the qualifications specified under the definition of “qualified person” under Item 1300 of Regulation S-K.

Property Description and Location

The Selebi Mines are located in Botswana approximately 150 km southeast of the city of Francistown, and 410 km northeast of the national capital Gaborone. The Selebi Mines are readily accessed via paved and gravel roads from the town of Selebi-Phikwe, located just north of the mining licence. With a population of approximately 52,000, the town is accessed via a well-maintained paved road that branches due east from the major A1 highway at the town of Serule, 57 km from the Selebi Mines.

The Selebi Mines infrastructure includes two mines, currently on care and maintenance, Selebi (#2 Shaft) and Selebi North (#4 Shaft), and associated surface infrastructure.

Angola
Zambia
Katima Mulilo
Kasane
Kazungula
Livingstone
Binga
Lake Kariba
Rundu
Andara
Caprivi Strip
Victoria Falls
Hwange (Wankie)
Chobe
Lupane
Okavango Delta
Ngamiland
Nokaneng
Maun
Tsau
Sehithwa
Lake Ngami
Nata
Selebi Mines
Bulawayo
Plumtree
Zimbabwe
Makgadikgadi (salt pans)
Rakops
Orapa
Lethakane
Francistown
Gwanda
North- east
Central
Nambia
Ghanzi
BOTSWANA
Serule
Selebi-Phikwe
Sefophe
Beitbridge
Messina
Mamuno
Serowe
Palapye
Mahalapye
Kang
Tshane
Pietersburg
Kweneng
Kgatleng
Molepolole
Mochudi
Potgietersrus
Jwaneng
Kgalagadi
Khakhea
Ngwaketse
Gaborone
Nylstroom
Kanye
Lobatse
South-east
Werda
Zeerust
Rustenburg
Pretoria
Witbank
Middelburg
Mafikeng
Johannesburg
Tshabong
Bethal
South Africa
Bokspits
Klerksdorp
Vryburg
0 50 100 150 200 250
Kilometres
Kuruman
Warrenton
Upington
20°
24°
28°
N
SLR
Premium Nickel Resources Ltd.
Selebi Mines
Central District, Republic of Botswana
Location Map

Source: Map Resources, 2021.

Land Tenure

The Selebi Mines consists of a single mining licence covering an area of 11,504 ha. The mining licence is centred approximately at 22°03’00”S and 27°47’00”E.

Mining licence 2022/1L was granted to PNRPL on January 31, 2022 over the Selebi Mines deposits discovered under mining licence 4/72. The original licence which had been granted to BCL on March 7, 1972, covered both Selebi and Phikwe project areas, was amended several times and renewed once, and was set to expire on March 6, 2022. The new mining licence is limited to the Selebi and Selebi North deposits and their surrounding areas and expires May 26, 2032.

KEY MAP
Map Area
BOTSWANA
Gaborone
0
500
Kilometres
Legend:
Nickel Deposit
Mining Lease Boundary
Township Boundary
State Land
Tribal Land
PNR surface rights lease
PNR servitude
27°45'E
27°50'E
27°55'E
21°55'S
22°0'S
22°5'S
22°10'S
Selebi-Phikwe
SELEBI NORTH
2022/1L
SELEBI
N
0
2
4
6
8
10
Kilometres
Esri, HERE, Garmin, USGS, METI/NASA, Maxar
SLR
Premium Nickel Resources Ltd.
Selebi Mines
Central District, Republic of Botswana
Land Tenure and Surface Rights Map

Source: Ngwato Land Board, Republic of Botswana, 2022.

History

Exploration in the Selebi Mines area was initiated in 1959 by Bamangwato Concessions Limited (Bamangwato) and included soil geochemistry, geological mapping, trenching, and diamond drilling over the then combined Selebi-Phikwe area. The Selebi and Phikwe discoveries were made in 1963 and 1967, respectively and a single mining lease was granted to Bamangwato in 1967 covering both areas.

Bamangwato changed its name to BCL in 1977 and operated the combined Selebi-Phikwe project from 1970 until its closure in 2016. Nickel and copper ore was mined from an open pit at Phikwe (1971 to 1980), as well as four distinct underground production areas namely Phikwe (1981 to 2016), Southeast Extension (at Phikwe, 1997 to 2016), Selebi North (1990 to 2016) and Selebi (1980 to 2016). Head grades declined from 2010 to 2015 and in October 2016 BCL was placed into provisional liquidation and all its operations put under care and maintenance.

PNRC submitted an indicative offer to the BCL Liquidator in June 2020 for the purchase of select assets owned by BCL. On March 24, 2021, PNRC signed an exclusivity MOU with the BCL Liquidator that would govern a six-month exclusivity period to complete additional due diligence and related purchase agreements on the Botswana Ni-Cu-Co assets formerly operated by BCL.

The Selebi Mines was acquired by PNRC, a private corporation formed under the laws of the Province of Ontario, on January 31, 2022 through its wholly-owned indirect subsidiary, PNRPL.

On September 28, 2021, PNRC announced that it had executed the definitive asset purchase agreement (the Selebi Purchase Agreement) with the Liquidator to acquire the Selebi Mines including the related infrastructure and equipment formerly operated by BCL. The acquisition closed on January 31, 2022, transferring the Selebi Mines and new Selebi mining lease to PNRC.

The current mining licence is smaller and covers the Selebi Mines and their surrounding areas only. The Selebi Mines were originally covered under mining licence 4/72 which also covered the Phikwe mines and associated infrastructure, including the concentrator and smelter plants used to process ore from both Selebi and Phikwe.

Geological Setting, Mineralization and Deposit

The eastern portion of Botswana forms part of the Limpopo Mobile Belt (LMB) which represents a deep crustal section through an orogenic province between the Kaapvaal and Zimbabwe Cratons.

The Selebi Mines occurs in highly deformed and metamorphosed Archean gneisses near the north margin of the central zone (CZ) of the LMB. The CZ region is characterized by complex structural fold patterns accompanied by regional and cataclastic metamorphism with grades ranging from amphibolite to granulite facies and cataclastic tectonites.

The deposits in the Selebi Mines area are categorized as ortho-magmatic nickel-copper sulphide-type deposits. They are hosted within amphibolite and understood as a tectono-metamorphically modified tholeiitic magma parents with an immiscible sulphide melt which has undergone all the phases of deformation that have affected the enclosing gneisses. They form part of the Selebi-Phikwe belt of intrusions that also contain the Phikwe, Dikoloti, Lentswe, and Phokoje deposits.

All mineralization horizons pinch and swell, are conformable to the gneissic foliation, and are hosted within or at the hanging wall contact of amphibolite with the gneissic country rocks. Mineralization horizons range in thickness from very thin to over 20 m thick and are commonly one to three metres thick (deposit dependent). Orientation follows country rock foliation, and the zones can dip moderately to steeply, and can extend from 150 m to over 2,000 m.

The principal sulphide minerals are pyrrhotite, chalcopyrite, and pentlandite which occur in massive, semi-massive, and disseminated form. Pyrite occurs as localized overgrowth. Magnetite occurs as rounded inclusions in massive sulphides and as later overgrowths.

Exploration

Exploration work completed at the Selebi Mines from 2021 to May 2024 consisted of the sourcing and digitization of existing historical information, confirming collar and down hole location information of selected historical holes, and drilling. PNRL also completed gyro, electromagnetic surveys (BHEM), televiewer, and downhole physical property surveys on selected high priority historical and recent exploration holes. A focussed structural model over a portion of the Selebi deposit was developed by SRK Consulting Ltd. (SRK), and a 3D model of mineralization for use in targeting was created at Selebi North by SLR.

Early due diligence work in 2019 highlighted an off-hole BHEM anomaly in a 2010 drill hole located down-plunge of the Selebi deposit. The collection of new gyro data confirmed that the off-hole anomaly lies at the downdip edge of the modelled Selebi mineralization which was intersected by a drill hole which reported an estimated true thickness interval of 38.5 m averaging 1.58% Ni and 2.44% Cu, including 21.4 m of 2.34% Ni and 3.39% Cu. This drill hole intersection is located approximately 300 m down plunge of the existing mine workings and approximately 1,200 m below surface and provides support to the potential establishment of mineral resources at depth at the Selebi deposit.

Selebi North mineralization is also open at depth, and additional potential to establish mineral resources occurs there. Given the basin structure, it is possible that the Selebi North mineralization extends at depth and flattens to the south, while also potentially extending southward.

Mineral Processing and Metallurgical Testing

The historical BCL operations consisted of an integrated mining, concentrating, and smelting complex which operated for over 40 years over the Selebi Phikwe project area. The smelter processed Selebi and Phikwe concentrates and toll treated nickel concentrates received from the Nkomati Nickel Mine (a joint venture (JV) between Norilsk Nickel Africa Pty. Ltd. and African Rainbow Minerals) and the Phoenix Mine (TNMC, later a subsidiary of BCL). The concentrator plant and smelter were placed on care and maintenance in 2016 and are located adjacent to the Selebi Mines at the historical Phikwe Mine.

PNRL intends to use pre-concentration methods to separate the minerals from waste materials to produce a mill feed and flotation to produce a concentrate for commercial sale, or for further refining, and does not plan to restart the existing concentrator or smelter. Concentrate options will be investigated in the next phase of work and include a bulk concentrate and separate nickel and copper concentrates. In 2021, PNRL carried out due diligence work that included metallurgical sampling and testing. Metallurgical study programs were carried out by SGS Canada Inc. (SGS) in Lakefield, Ontario in 2021 and 2023 for separate copper and nickel concentrate production at a conceptual level. The conceptual process flowsheet developed by SGS includes the key unit operations of crushing, grinding, and flotation.

PNRL and DRA collaborated in the analyses of historical data collected on key flotation parameters observed in the production of separate nickel and copper concentrates, such as metal upgrade ratios and mass pull, to simulate estimated metal grades and recoveries for bulk concentrate.

Selkirk Mine

The information that follows relating to the Selkirk Mine is derived from, and in some instances is an extract from, the technical report summary entitled “Technical Report Summary on the Selkirk Nickel Project, North East District, Republic of Botswana” dated June 27, 2024 (with an effective date of May 31, 2024) prepared for the Company by SLR (the “Selkirk TRS”), prepared in compliance with the SEC Mining Rules. Portions of the following information are based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the Selkirk TRS, which has been filed as Exhibit 96.1 to this Report. The Selkirk TRS is incorporated herein by reference and made a part hereof. In the event that we determine that any modifying factors, estimates and other scientific and technical information in the report materially change, we may update or file a new technical report in the future. The Selkirk Mine is an exploration stage property.

Pursuant to Item 1302(b)(5) of Regulation S-K (17 C.F.R. §229.1302(b)(5)), the Company states that the Selkirk TRS was prepared by SLR. The qualified persons of SLR meet the qualifications specified under the definition of “qualified person” under Item 1300 of Regulation S-K.

Property Description and Location

The Selkirk Mine is located in the northeast of Botswana approximately 28 km southeast of the city of Francistown, and 450 km northeast of the national capital Gaborone.

The Selkirk Mine is accessed year-round via paved and gravel roads from Gaborone and Francistown. The Selkirk Mine infrastructure includes relict surface infrastructure supporting the historical underground mine, and the original decline. The Selkirk Mine is quite flat, and beyond the mine footprint is covered in grassland with dispersed and clusters of trees typical of a tree savanna biome.

Land Tenure

The Selkirk Mine consists of a single mining licence covering an area of 1,458 ha (14.58 km2) and four prospecting licences covering a total of 12,670 ha (126.7 km2). The mining licence, 2022/7L, is centred approximately at 21°19’13” S and 27°44’17” E and is held by PNGPL, a subsidiary of PNRL. The mining licence was renewed for ten years commencing on May 27, 2022, ending on May 26, 2032. The four prospecting licences (PL050/2010, PL051/2010, PL210/2010, and PL071/2011) are valid for a period of two years effective from October 1, 2022.

History

Anglo American Corporation of South Africa (AAC) established the presence of nickel and copper occurrences at the sites of the ancient copper workings in the area in 1929. Significant exploration started in the mid-1960s by the Tati Territory Exploration Company (TTE). The first exploration campaigns included soil sampling, trench sampling, ground geophysics, and diamond drilling. At least four exploration and mining companies have worked on the Selkirk Mine since the 1960s and extensive work has been done to characterize the economic potential of the property.

The Selkirk underground mine was operated from 1989 to 2002 by TNMC, a company created specifically to exploit the deposit. More than 1 Mt of material grading 2.6% Ni and 1.6% Cu was extracted from a semi-elliptical deposit of massive sulphide up to 20 m thick. Since 2003, extensive exploration has been completed to characterize the lower-grade/higher-tonnage halo of disseminated sulphides both surrounding and down plunge (south) of the mined-out high-grade mineralization. Exploration and conceptual studies were conducted by Lion Ore Mining Pty Ltd (Lion Ore) and subsequently by Norilsk Nickel Group of Companies (Norilsk Nickel) through their ownership in TNMC.

Geological Setting, Mineralization, and Deposit

The Selkirk Mine lies within the Tati granite-greenstone belt of the Zimbabwe Craton. The mineralized body of the Selkirk deposit is hosted within the Selkirk Formation (>1 km thick) which consists mainly of dacitic and rhyolitic volcaniclastic rocks and minor amounts of mafic volcanic rocks, quartzites, and quartz sericite schists. The Selkirk Formation hosts the Phoenix, Selkirk, and Tekwane meta-gabbronoritic intrusions and the Sikukwe meta-peridotite intrusion and the area around the project hosts intrusive magmatic nickel-copper-platinum group element (Ni-Cu-(PGE)) sulphide deposits, namely the Phoenix deposit, as well as the Tekwane and Cinderella exploration prospects.

Two styles of mineralization are found at Selkirk: (1) massive sulphides (mined-out), located within the metagabbro intrusion as well as small, massive sulphide accumulations at the base of the taxitic metagabbro intrusive, and (2) matrix and disseminated sulphides as a halo surrounding and down-dip of the mined-out massive sulphide body. The disseminated zone that once included the mined-out sulphide lens, lies 50 m to 100 m above the basal contact of the footwall quartz diorite and mimics the footwall contact. Currently available drilling suggests that the shallow, previously mined, massive sulphide lens was synformal in shape and measured up to 70 m to 90 m wide, averaged 20 m thick, and had a plunge extent of 200 m.

The disseminated sulphide mineralization surrounding the massive sulphides is also synformal in shape, averages 120 m wide and 100 m to 150 m thick and plunges shallowly to the south at 20°. It is defined from surface over a distance of 900 m and remains open at depth. Mineralization consists of pentlandite, pyrrhotite, chalcopyrite and pyrite. At least three generations of dykes crosscut the mineralized metagabbro. Numerous faults traversing the deposit have been described in surface and underground mapping, none of which present significant displacement at the deposit scale. The Selkirk metagabbro host has been attributed an age of 2.7 Ga.

Exploration

Exploration work completed by PNRL to date has consisted of the sourcing and digitization of existing historical information, confirming collar location information on selected historical holes, re-logging selected drill core, sampling mineralized drill core found untouched on surface, and submitting a number of samples for proof-of-concept metallurgical testing. PNRL has also initiated an internal study into the feasibility of the open pit concept and is exploring conceptually with limiting test information several different processing options. Work to validate the existing drill core information through field duplicate and pulp duplicate re-analysis in ongoing with the intention of reporting an updated Mineral Resource estimate at the Selkirk Mine in the future.

Mineral Processing and Metallurgical Testing

PNRL intends to use flotation to produce a concentrate for commercial sale or for further refining. Concentrate options will be investigated in the next phase of work and include a bulk concentrate and separate nickel and copper concentrates. Metallurgical study programs were carried out by SGS Canada Inc. (SGS) in Lakefield, Ontario in 2021 and 2023 for separate copper and nickel concentrate production at a conceptual level. The conceptual process flowsheet developed by SGS includes the key unit operations of crushing, grinding, and flotation.

PNRL analyzed select SGS test results on key flotation parameters observed in the production of separate nickel and copper concentrates to simulate estimated metal grades and recoveries for bulk concentrate.

Infrastructure

The area is in a rural district and the available infrastructure is minimal. Strategic services (e.g., electricity and water supplies) could be provided by the Botswana Power Corporation and from existing governmental water pipelines within the Francistown Road Reserve, and potable water could be sourced on site from boreholes. A railway line crosses the western margin of the Selkirk area.

Maniitsoq Nickel-Copper-PGM Project, Southwest Greenland

The Maniitsoq project is centred on the 75 kilometre by 15 kilometre Greenland Norite Belt which hosts numerous high-grade nickel-copper sulphide occurrences associated with mafic and ultramafic intrusions. The property is located 100 kilometres north of Nuuk, the capital of Greenland, and is accessible year-round either by helicopter or by boat from Nuuk or Maniitsoq, the latter located on the coast approximately 15 kilometres to the west. The Company acquired the Maniitsoq project in 2011 due to its potential for the discovery of significant magmatic sulfide deposits in a camp-scale belt. The Maniitsoq property consists of three exploration licences, Sulussagut No. 2011/54 and Ininngui No. 2012/28 comprising 2,689 and 296 square kilometres, respectively, and the Carbonatite property No. 2018/21 (63 square kilometres), and a prospecting licence, No. 2020/05, for West Greenland. The Greenland properties have no mineral resources or reserves.

The three licences, 2011/54, 2012/28 and 2018/21, have sufficient accrued work credits to keep the property in good standing until December 2023, at which time a reduction in the size of the property will be required. Licence 2012/28 expired on December 31, 2023, however the government of Greenland had extended the renewal and reduction deadline to March 22, 2024. An application for renewal and reduction of exploration licence 2012/28 was submitted and the Company has recently received the signed renewal document. The reduction of MEL 2011/54 from 265 km2 to 110.9 km2 has no material impact on potential for discovery of an economic deposit as all mineral prospects are retained. The reduction of 2011/54 has not yet been submitted. The prospecting licence is in effect until December 31, 2024.

Exploration Activities

No exploration work was carried out in Greenland in 2023. Remaining targets were reviewed and prioritized in preparation for a potential field program in 2023, which was deferred. A quote was received in Q2 2023 for computer assisted target generation.

Prior to the closing of the RTO, the Maniitsoq property had a book value of $36,692,516. As the transaction is accounted for as a capital transaction with North American Nickel Inc. (as the Company was then named) being identified as the accounting acquiree, the net assets of NAN were measured at fair value. Upon the completion of the RTO, the Company switched its focus to the re-development of the Botswana assets with the result that limited resources (management time, capital, etc.) have since been allocated or will be allocated to the Greenland assets. Management believes that facts and circumstances exist to suggest that the carrying amount of the Maniitsoq property at August 3, 2022 exceeds its fair value. As a result, the carrying value of the Greenland assets was reduced to nil as of August 3, 2022, for a total impairment of $36,692,516.

During year ended December 31, 2023, the Company incurred $66,486 in exploration expenditures on the Maniitsoq property, which is comprised of the Sulussugut, Ininngui, Carbonatite and 2020/05 licences. These expenditures were recorded as general exploration expense in the consolidated statements of comprehensive loss. No material expenditures or activities are contemplated on the Maniitsoq property at this time.

Canadian Nickel Projects - Sudbury, Ontario

Post Creek Property

The Post Creek property is located 35 kilometres east of Sudbury in Norman, Parkin, Alymer and Rathburn townships and consists of 73 unpatented mining claim cells in two separate blocks, covering a total area of 912 hectares held by the Company. The Company acquired the property through an option agreement in April 2010, which was subsequently amended in March 2013. As at the date of this Report, the Company holds a 100% interest in the Post Creek property and is obligated to pay advances on a net smelter return of $10,000 per annum, which will be deducted from any payments to be made under the net smelter return.

The Post Creek property lies adjacent to the Whistle Offset Dyke Structure which hosts the past–producing Whistle Offset and Podolsky Cu-Ni-PGM mines. Post Creek lies along an interpreted northeast extension of the corridor containing the Whistle Offset Dyke and Footwall deposits and accounts for a significant portion of all ore mined in the Sudbury nickel district and, as such, represents favourable exploration targets. Key lithologies are Quartz Diorite and metabreccia related to offset dykes and Sudbury Breccia associated with Footwall rocks of the Sudbury Igneous Complex which both represent potential controls on mineralization.

No exploration work was completed in 2023 on the Post Creek Property. The claims have sufficient work credits to keep them in good standing until 2025. No material expenditures or activities are contemplated on the Post Creek property at this time.

Halcyon Property

The Halcyon property is located 35 kilometres northeast of Sudbury in the Parkin and Aylmer townships and consists of 63 unpatented mining cells for a total of 864 hectares. Halcyon is adjacent to the Post Creek property and is approximately 2 kilometres north of the producing Podolsky Mine of FNX Mining. The property was acquired through an option agreement and as at the date of this Report, the Company holds a 100% interest in the Halcyon property and is obligated to pay advances on a net smelter return of $8,000 per annum, which will be deducted from any payments to be made under the net smelter return.

No exploration work was completed on the Halcyon Property in 2023. The claims are in good standing through 2025. No material expenditures or activities are contemplated on the Halcyon property at this time.

Quetico Property

The Quetico property is located within the Thunder Bay Mining District of Ontario and consists of 99 claim cells in two blocks. Cells were acquired to assess: (a) the Quetico Sub-province corridor, which hosts intrusions with Ni-Cu-Co-PGM mineralization related to a late 2690 Ma Archean magmatic event; and (b) the Neoproterozoic (1100 Ma MCR) magmatic event and related intrusions.

No work was carried out on the Property in 2023. Of the 99 claims, 46 claims expired in April 2023, with the remaining in good standing until April 2024. These claims will be allowed to expire on April 26, 2024.

Just prior to the finalization of the RTO, the Canadian assets had a book value of $2,535,873. However, this amount has been completely written off as of August 3, 2022, which coincided with the closing date of the RTO. This decision was made due to the Company’s shift in focus towards the re-development of the Botswana assets. Consequently, the allocation of management time and capital resources to the Canadian assets has been limited, both in the past and moving forward. During the period from August 3 to December 31, 2022, the Company incurred an additional $21,739 in exploration and licence related expenditures for the Canadian properties and the expenditures were recorded as general exploration expense in the consolidated statements of comprehensive loss.

During the year ended December 31, 2023, the Company incurred $51,513 in acquisition and exploration related costs related to the Post Creek, Halcyon and Quetico properties. The costs were recorded as general exploration expense in the consolidated statements of comprehensive loss. No material expenditures or activities are contemplated on the Quetico property at this time.

Item 3. LEGAL PROCEEDINGS.

We have no knowledge of any material, active, pending or threatened legal, administrative or judicial proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Common Shares are listed and posted for trading on the Exchange under the symbol “PNRL”. In addition, the Common Shares are currently quoted on the OTCQX Best Market under the symbol “PNRLF.”

Holders

As of June 27, 2024, there were 361 holders of record of Common Shares, based on information provided by the Company’s transfer agent. The holders of Common Shares are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of Common Shares have no preemptive rights and no right to convert their Common Shares into any other securities. There are no redemption or sinking fund provisions applicable to the Common Shares.

Dividends

We have not paid, and do not in the foreseeable future intend to pay, any dividends on the Common Shares. The declaration and payment of future dividends to holders of our Common Shares will be at the discretion of the Board and will depend upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors deemed relevant by the Board.

Recent Sales of Unregistered Securities

The following tables outline the number of Common Shares and securities that are convertible into Common Shares issued by the Company during the year ended December 31, 2023.

Common Shares

	Price per Common		Number of
Date of Issuance	Share ($)		Common Shares		Reason for Issuance
February 24, 2023	1.75		4,437,184		Brokered private placement
June 28, 2023	1.10	(1)	14,772,000		Non-brokered private placement
October 13, 2023	0.80		63,422	(2)	Net-settled Option exercises
October 13, 2023	1.75		77,500		Warrant exercises
October 16, 2023	1.75		22,500		Warrant exercises
October 31, 2023	0.39		273,604		Net-settled Option exercises
December 14, 2023	1.20		13,133,367		Brokered private placement

Notes:

(1)

Issuance is for units of the Company at a price of $1.10 per unit, with each unit comprised of one Common Share and one Common Share purchase warrant with each warrant entitling the holder thereof to purchase one Common Share at a price of $1.4375 for a period of three years.

(2)	An aggregate of 488,900 Options were exercised on a net-settlement basis, resulting in the issuance of an aggregate of 337,026 Common Shares.

Convertible Securities

		Exercise Price per
Date of Issuance	Security	Security ($)	Number of Securities
February 24, 2023	Warrants(1)	1.75	221,448
March 17, 2023	Warrants(2)	1.75	350,000
March 31, 2023	DSUs	N/A	122,901
June 28, 2023	Warrants(3)	1.4375	3,324,000
June 28, 2023	Warrants(4)	1.4375	2,000,000
June 30, 2023	DSUs	N/A	131,538
August 8, 2023	Options	$1.75	3,833,277	(5)
September 30, 2023	DSUs	N/A	153,024
December 14, 2023	Warrants(6)	1.4375	700,000
December 30, 2023	DSUs	N/A	193,488

Notes:

(1)	These non-transferable broker warrants were issued in connection with the brokered private placement closed on February 24, 2023.
(2)	These non-transferrable common share purchase warrants were issued to Pinnacle Island LP in connection with the extension of the amended and restated promissory note.
(3)	These transferrable Common Share purchase warrants were issued to Cymbria Corporation as part of the sale of Units described in Note 1, above, under the heading “Recent Sales of Unregistered Securities – Common Shares”.
(4)	These non-transferrable Common Share purchase warrants were issued to Cymbria Corporation, as lender, in connection with the three-year term loan of $15,000,000.
(5)	Includes options granted to the newly-appointed Senior Vice President and Chief Financial Officer, Peter Rawlins.
(6)	These non-transferrable Common Share purchase warrants were issued to Cymbria Corporation, as lender, in connection with the amendment of the term loan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There was no repurchase activity by the Company in respect of Common Shares during the year ended December 31, 2023.

Certain Canadian Federal Income Tax Considerations for U.S. Residents

The following general summary describes the principal Canadian federal income tax considerations under the Income Tax Act (Canada) (the “Tax Act”) generally applicable to a holder who is a beneficial owner of our Common Shares and who, at all relevant times, (i) is not, and is not deemed to be, resident in Canada for purposes of the Tax Act and any applicable income tax treaty or convention, (ii) is resident in the United States for purposes of the Treaty (as defined below) and is fully entitled to all benefits of the Treaty, (iii) deals at arm’s length with us, and is not affiliated with us, for purposes of the Tax Act, (iv) holds our Common Shares as capital property for purposes of the Tax Act, and (v) does not use or hold, and is not deemed to use or hold, our Common Shares in the course of carrying on, or otherwise in connection with, a business in Canada for purposes of the Tax Act (a “U.S. Resident Holder”). Special rules, which are not discussed in this summary, may apply to a U.S. Resident Holder that is an insurer carrying on an insurance business in Canada and elsewhere or an “authorized foreign bank” (as defined in the Tax Act). Generally, our Common Shares will be considered to be capital property to a holder provided that the holder does not use or hold such shares in the course of carrying on a business of trading or dealing in securities and such holder has not acquired them or been deemed to have acquired them in one or more transactions considered to be an adventure or concern in the nature of trade.

This summary is based upon the current provisions of the Tax Act and the regulations thereunder (the “Regulations”) in force as of the date hereof, our understanding of the administrative policies and assessing practices of the Canada Revenue Agency (the “CRA”) published in writing by the CRA prior to the date hereof, and the Canada-United States Tax Convention as amended by the Protocols thereto prior to the date hereof (the “Treaty”). This summary also takes into account all specific proposals to amend the Tax Act and the Regulations publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof (the “Tax Proposals”) and assumes that all such Tax Proposals will be enacted in their present form. However, no assurances can be given that the Tax Proposals will be enacted in the form proposed, or at all. This summary is not exhaustive of all possible Canadian federal income tax consequences applicable to a holder of our Common Shares and, except for the foregoing, this summary does not take into account or anticipate any changes in law, whether by legislative, administrative or judicial decision or action, nor does it take into account provincial, territorial or foreign income tax legislation or considerations, which may differ from the Canadian federal income tax consequences described herein.

This summary is of a general nature only and is not intended to be, and should not be construed to be, legal, business or tax advice to any particular holder or prospective holder of our Common Shares, and no opinion or representation with respect to the tax consequences to any holder or prospective holder of our Common Shares is made. Accordingly, holders and prospective holders of our Common Shares should consult their own tax advisors with respect to the income tax consequences of purchasing, owning and disposing of our Common Shares in their particular circumstances.

Currency

For the purposes of the Tax Act, all amounts relating to the acquisition, holding or disposition of our Common Shares (including dividends, adjusted cost base and proceeds of disposition) must be expressed in Canadian dollars based on the rate quoted by the Bank of Canada for the applicable day or such other rate of exchange that is acceptable to the Canada Revenue Agency.

Dividends

Dividends paid or credited, or deemed to be paid or credited, on our Common Shares to a U.S. Resident Holder will be subject to Canadian withholding tax. Under the Tax Act, the rate of Canadian withholding tax is 25% of the gross amount of such dividends, which rate is subject to reduction under the Treaty. Under the Treaty, the rate of Canadian withholding tax on dividends paid or credited, or deemed to be paid or credited, on our Common Shares to a U.S. Resident Holder who is the beneficial owner of the dividends is reduced to 15% or, in the case of a U.S. Resident Holder that is the beneficial owner of the dividends and is a corporation that beneficially owns at least 10% of our voting shares, the rate is reduced to 5%. U.S. Resident Holders who may be eligible for a reduced rate of withholding tax on dividends pursuant to the Treaty should consult with their own tax advisors with respect to taking all appropriate steps in this regard.

Disposition of Common Shares

A U.S. Resident Holder generally will not be subject to tax under the Tax Act in respect of any capital gain realized on a disposition or deemed disposition of a Common Share unless the Common Share constitutes (or is deemed to constitute) “taxable Canadian property” (as defined in the Tax Act) of the U.S. Resident Holder at the time of disposition and the U.S. Resident Holder is not entitled to relief under the Treaty.

Generally, a Common Share will not constitute “taxable Canadian property” of a U.S. Resident Holder at a particular time provided that the Common Share is listed on a “designated stock exchange” (as defined in the Tax Act, which currently includes Tiers 1 and 2 of the Exchange) at that time, unless, at any time during the 60-month period that ends at that time, both: (i) one or any combination of (a) the U.S. Resident Holder, (b) persons with whom the U.S. Resident Holder did not deal at arm’s length for purposes of the Tax Act and (c) partnerships in which the U.S. Resident Holder or a person described in (b) holds a membership interest (directly or indirectly through one or more partnerships), own 25% or more of the issued shares of any class or series of our Company, and (ii) more than 50% of the fair market value of the Common Share was derived directly or indirectly from one or any combination of: (a) real or immovable property situated in Canada, (b) “timber resource properties” (as defined in the Tax Act), (c) “Canadian resource properties” (as defined in the Tax Act) or (d) options in respect of, or interests in, or for civil law rights in, any of the foregoing, whether or not the property exists. If the Common Shares are not listed on any designated stock exchange, the Common Shares would generally be “taxable Canadian property” of a U.S. Resident Holder at any time if, at any particular time during the 60-month period that ends at that time, the condition described in (ii) above is met. Notwithstanding the foregoing, in certain circumstances set out in the Tax Act, a Common Share may be deemed to be “taxable Canadian property”.

In the case of a U.S. Resident Holder for whom our Common Shares constitute “taxable Canadian property”, no Canadian taxes will generally be payable on a capital gain realized on the disposition or deemed disposition of such shares by reason of the Treaty, unless the value of such shares is derived principally from “real property situated in Canada” for purposes of the Treaty at the time of the disposition. U.S. Resident Holders for whom Common Shares may constitute “taxable Canadian property” should consult their own tax advisor as to the Canadian federal income tax consequences of the disposition, including potential compliance requirements and withholding under Section 116 of the Tax Act.

Item 6. [RESERVED].

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report. This discussion and analysis below include forward-looking statements that are subject to risks, uncertainties and other factors described in the “Risk Factors” section that could cause actual results could differ materially from those anticipated in these forward- looking statements as a result of various factors. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. We caution you to read the “Cautionary Note Regarding Forward-Looking Statements” section of this Report.

The following management’s discussion and analysis (this “MD&A”) should be read in conjunction with the audited consolidated financial statements of the Company and accompanying notes thereto for the fiscal years ended December 31, 2023 and 2022 (the “Annual Financial Statements”). This MD&A is intended to assist the reader to assess material changes in the financial condition of the Company during the year ended December 31, 2023, and the results of operations of the Company for the twelve-month periods ended December 31, 2023 (“FY 2023”) and December 31, 2022 (“FY 2022”). The Annual Financial Statements and the financial information contained in this MD&A were prepared in accordance with US GAAP.

In this MD&A, unless the context otherwise requires, references to the Company or PNRL refer to Premium Nickel Resources Ltd. and its consolidated subsidiaries. All monetary amounts in the discussion are expressed in Canadian dollars unless otherwise indicated.

This MD&A contains forward-looking information within the meaning of applicable securities laws. All forward-looking information, including information not specifically identified herein, is made subject to cautionary language in this MD&A. Readers are cautioned to refer to the disclosure in this Report under the heading “Cautionary Note Regarding Forward-Looking Statements” when reading any forward-looking information.

Selected Financial Information

The following amounts are derived from the Company’s consolidated financial statements prepared under US GAAP.

	Year Ended December 31,
In Canadian dollars, except per share amounts	2023	2022	2021
Net (loss)	(32,376,069)	(27,306,350)	(12,486,123)
Basic (loss) per share	(0.25)	(0.25)	(0.17)
Dividend declared	—	—	—
Additional paid-in capital	116,069,973	77,302,736	9,214,566
Common shares issued	149,300,920	116,521,343	76,679,908
Weighted average shares outstanding	128,509,525	109,661,379	72,197,650
Total assets	35,224,205	18,411,643	2,138,495
Investment in exploration and evaluation assets	48,120,084	31,823,982	3,099,926
Current Liabilities	5,891,289	12,462,372	580,486
Non-current financial liabilities	19,587,230	2,006,282	8,974,901

Net loss of $32,376,069 for FY 2023 was higher by $5,069,719 compared to a loss of $27,306,350 for FY 2022. The greater loss for FY 2023 was due to an increase in general and administration expenses fees relating to the expansion of personnel within the management team and operation team in Botswana as well as increase in depreciation, partially offset by a decrease in share-based payment.

Total Assets

Total assets as at December 31, 2023 increased by a net amount of $16,812,562 from the end of FY 2022. The change is mainly attributable to an increase in cash of $14,082,637, an increase in prepaid expenses and other receivables of $157,790 and an increase in property, plant and equipment of $5,093,829.

Investment in Exploration and Evaluation Assets

Investment in exploration and evaluation assets in the years 2022 and 2023 is related to the acquisition of the Selebi Mines and the Selkirk Mine, the cost of which were capitalized, and the exploration and evaluation activities, the costs of which were expensed as incurred as the assets are still in the exploration and pre-development stage. As at December 31, 2023, the recorded amount of investment, including capitalized and expensed, in the Company’s exploration and evaluation assets totaled $48,120,084 compared to $31,823,982 as at December 31, 2022. Principal factors contributing to this change were expenditures related to the acquisition and evaluation of the Selebi Mines and increased exploration and evaluation activities on the Selebi Mines and the Selkirk Mine in FY 2023 relative to FY 2022.

Current and Non-Current Liabilities

Total liability as at December 31, 2023 increased by a net amount of $13,759,865 from the year ended December 31, 2022. The change is mainly due to the increase in Term Loan of $17,956,423 upon the closing of the financings in June and December 2023 as well as increase in NSR option liability of $2,750,000. The increase was partially offset by the payment in full in June 2023 of the promissory note to Pinnacle Island LP in the amount of $7,637,329.

Overall Performance and Results of Operations

As at the date of this Report, the Company has not earned revenue nor proved the economic viability of its projects. The Company’s expenses are not subject to seasonal fluctuations or general trends other than factors affecting costs such as inflation and input prices. The Company’s expenses and cash requirements will fluctuate from period to period depending on the level of activity at the projects based on factors related to raising capital to fund expenditures. Comparisons of activity made between periods should be viewed with this in mind.

The following table summarizes the Company’s Statement of Comprehensive Loss for the twelve-month periods ended December 31, 2023 and Statement of Comprehensive Loss for the twelve-month periods ended December 31, 2022.

	Year ended
	December 31, 2023	December 31, 2022
EXPENSES
General and administration expenses	8,674,041	7,631,027
Depreciation	744,783	96,543
General exploration expenses	19,179,663	20,157,701
Interest and bank charges	40,390	93,937
Share-based payment	657,138	7,731,117
DSU granted	798,122	298,000
Fair value movement of DSUs	(128,114)	—
Warrant fair value movement	—	(8,974,901)
Net foreign exchange gain (loss)	395,020	(143,777)
Operating loss	30,361,043	26,889,647

Interest expenses and fees	2,539,557	416,703
LOSS BEFORE TAX	32,900,600	27,306,350

Deferred tax recovery	(524,531)	—
NET LOSS FOR THE PERIOD	32,376,069	27,306,350

Exchange differences on translation of foreign operations	588,471	1,178,200
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	32,964,540	28,484,550

Year Ended December 31, 2023 and December 31, 2022

The Company incurred a net loss of $32,376,069 in FY 2023 compared to a loss of $27,306,350 in FY 2022 resulting in a higher loss by $5,069,719 (year-over-year). The higher loss in 2023 was largely due to a gain of $8,974,901 in fair value movement of the 15% warrants granted to NAN and subsequently cancelled upon the RTO, offset partially by a decrease in share-based payment.

The following higher expenditures in FY 2023 compared to FY 2022 also contributed to the higher FY 2023 loss:

●	General and administrative expenses of $8,674,041 were higher by $1,043,014 compared to $7,631,027 in FY 2022. Increased operating activities related to Botswana and an increase in management fees and consulting fees due to the expansion of personnel within the management team and operation team were the key contributing factors to higher costs in FY 2023.
●	Depreciation expense was $744,783 and was higher by $648,240 during FY 2023 compared to $96,543 in FY 2022 as a result of additional purchases of exploration equipment, furniture and fixtures, vehicles, computers and software.
●	Deferred share unit (“DSU”) compensation (net of fair value movement) was $670,008 during FY 2023 and was higher by $372,008 compared to $298,000 during FY 2022. The DSU Plan (as defined herein) addressed non-execuive director compensation for 12 months of 2023, compared to approximately 4½ months of 2022.
●	Foreign exchange loss totaled $395,019 during FY 2023 and was higher by $538,796 compared to a foreign exchange gain of $143,777 in FY 2022. The loss in FY 2023 was due to the increased volume in transactions denominated in foreign currencies and fluctuations in foreign exchange rates.
●	Interest costs of $2,539,557 in FY 2023 were higher by $2,122,854 compared to $416,703 in FY 2022. The higher interest costs related to the Pinnacle Island LP indebtedness and the Term Loan as well as the interest charged on the lease liability associated with the acquisition of the Syringa Lodge and the purchase of drilling equipment.

The higher loss in FY 2023 was partially offset by the following lower expenditures in FY 2023 compared to FY 2022:

●	General exploration expenditures were $19,179,663 during FY 2023 and were lower by $978,038 compared to $20,157,701 in FY 2022. The exploration and evaluation expenditures on the Botswana assets were increased in 2023 with increased activities at the operating sites but largely offset by the savings in care and maintenance costs.
●	Share-based payment in FY 2023 was $657,138 compared to $7,731,117 in FY 2022.
●	Bank charges net of interest earned on bank deposits was $40,390 in FY 2023 and was lower by $53,547 compared to $93,937 in FY 2022.
●	Deferred tax recovery of $524,531 for the warrants attached to the Term Loan in FY 2023 compared to nil in FY 2022.

Cash Flows

The following table summarizes the cashflows:

	Year ended December 31,
	2023	2022
	($)	($)
Cash flows
Operations	(30,692,296)	(27,906,691)
Working capital items	(199,022)	2,318,169
Operating activities	(30,891,318)	(25,588,522)
Investing activities	(2,480,139)	1,736,019
Financing activities	46,938,326	28,773,774
Increase (decrease) in cash before effects of currency translation for foreign operations	13,566,869	4,921,271
Effects of currency translation on cash	515,768	(1,748,483)
Increase (decrease) in cash	14,082,637	3,172,788
Cash – beginning of period	5,162,991	1,990,203
Cash – end of period	19,245,628	5,162,991

Operating Activities

Net cash used in operating activities in FY 2023 was $30,891,318 compared to $25,588,522 in FY 2022. The increase in net cash used in operating activities during FY 2023 was mainly driven by an increase in cash operating costs as a result of increasing operational activities in Botswana following the purchase of the Selebi Assets and the Selkirk Assets, and a lower working capital compared to FY 2022.

Investing Activities

In FY 2023, the cash flows used in investing activities amounted to $2,480,139 compared to a positive cash flow received from investing activities of $1,736,019 in FY 2022. Spending on acquisition of exploration and evaluation assets as well as property, plant and equipment in FY 2023 were lower at $5,230,139 compared to $9,315,898 in FY 2022 but the higher spending in FY 2022 were offset by cash received from the RTO. Higher expenditures in FY 2022 was due to the acquisition costs of the Selebi and Selkirk Mines.

Financing Activities

During FY 2023, cash flows from financing activities amounted to $46,938,326 compared to $28,773,774 in FY 2022. Higher cash flows during FY 2023 are attributed to increased equity and debt financing transactions when compared to FY 2022, resulting in a higher cash balance at the end of FY 2023 of $19,245,628 compared to a cash balance of $5,162,991 at the end of FY 2022. See “Financing” for more details.

Financial Position

	As at	As at
	December 31, 2023	December 31, 2022
ASSETS
Cash	19,245,628	5,162,991
Other non-current assets	1,645,280	1,275,355
Exploration and evaluation assets	8,594,798	8,578,627
Property, plant and equipment	8,488,499	3,394,670
TOTAL ASSETS	37,974,205	18,411,643

LIABILITIES
Trade payables and accrued liabilities	4,280,146	4,025,716
lease liability	1,611,143	2,731,394
Promissory note	—	7,070,959
Vehicle financing	236,124	164,644
Provision for leave and severance	510,202	177,941
Term Loan	17,956,423	—
NSR option liability	2,750,000	—
DSU liability	884,481	298,000
TOTAL LIABILITIES	28,228,519	14,468,654

SHAREHOLDERS’ EQUITY
Preferred shares	31,516	31,516
Additional paid-in capital	116,069,973	77,302,736
Deficit	(104,566,816)	(72,190,747)
Foreign currency translation reserve	(1,788,987)	(1,200,516)
TOTAL SHAREHOLDERS’ EQUITY	9,745,686	3,942,989
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	37,974,205	18,411,643

The Company’s cash balance on December 31, 2023 increased from the amount held on December 31, 2022, primarily due to the financing completed on December 14, 2023.

Other non-current assets increased by $369,925 and trade payables and accrued liabilities increased by $254,430 as at December 31, 2023 compared to the amount as at December 31, 2022. These working capital items increased as a result of increased corporate activities.

The slight increase in exploration and evaluation assets for $16,171 was mainly attributable to a foreign exchange rate difference. Property, plant and equipment increased by $4,177,162 as at December 31, 2023 and was primarily driven by additional purchases of exploration equipment, furniture and fixtures, vehicles, computers and software.

The Company’s lease liability was $1,611,143 as at December 31, 2023, lower by $1,120,251 compared to $2,731,394 as at December 31,2022. The first instalment of the purchase price of Syringa Lodge was made during FY 2023, resulting in a reduction of the lease liability.

The Company repaid the Pinnacle Island LP promissory note in full on June 28, 2023, resulting in a nil balance at December 31, 2023.

The increase in term loan and share capital is mainly due to the three financing transactions completed during FY 2023. Please refer to “Liquidity – Financings” below.

Liquidity

Capital Resources

At the end of FY 2023, the Company incurred a net loss of $32,376,069 and reported an accumulated deficit of $104,566,816 (FY 2022 – $72,190,747). At the end of FY 2023, the Company required additional funds to continue its planned operations and meet its future obligations, commitments and forecasted expenditures through December 31, 2024. Management is aware, in making its assessment, of material uncertainties related to events and conditions that may cast a substantial doubt upon the Company’s ability to continue as a going concern, and accordingly, the appropriateness of the use of accounting principles applicable to a going concern. The accompanying Annual Financial Statements do not reflect the adjustments to the carrying values of assets and liabilities, expenses and financial position classifications that would be necessary if the going concern assumption was not appropriate. These adjustments could be material. In assessing whether a going concern assumption is appropriate, management considers all available information about the future, which is at least, but not limited to, twelve months from the end of the reporting period.

Going Concern

As at December 31, 2023, the Company had $19,245,628 in available cash (FY 2022 – $5,162,991). There are no sources of operating cash flows. Given the Company’s current financial position and the ongoing exploration and evaluation expenditures, the Company will need to raise additional capital through the issuance of equity or other available financing alternatives to continue funding its operating, exploration and evaluation activities, and re-development of the mineral properties. Although the Company has been successful in its past fund-raising activities, there is no assurance as to the success of future fundraising efforts or as to the sufficiency of funds raised in the future.

Financings

During the year ended December 31, 2023, the Company completed the following financing transactions:

●	On February 24, 2023, the Company closed the February 2023 Financing. The net proceeds of the February 2023 Financing were expected to be used for the exploration, evaluation and re-development work on the Selebi Mines and the Selkirk Mine and general corporate purposes. As at December 31, 2023, nearly all of the net proceeds of the February 2023 Financing have been used as contemplated. See “Use of Proceeds” for more details.
●	On June 28, 2023, the Company closed EdgePoint Financing. The EdgePoint financing included three concurrent and inter-conditional transactions: (i) an equity offering of units for $16,249,200; (ii) the three-year Term Loan of $15,000,000; and (iii) grants of options to participate in a repurchase of royalties on the Selebi Mines and the Selkirk Mine for $2,500,000 and $250,000, respectively, to acquire 0.5% net smelter returns royalty on the Selebi Mines and the Selkirk Mine, which option can be exercised at an amount equal to one half of the repurchase price of the applicable net smelter returns royalty less the option payment made at closing. Net proceeds from the financing were $32,128,615 after fees and expenses. The Company used $7,637,329 of the net proceeds to prepay the principal and interest owed under the promissory note in favour of Pinnacle Island LP and the balance to advance exploration and evaluation of the Selebi Mines and the Selkirk Mine and for general corporate and working capital purposes. See “Use of Proceeds” for more details.
●	On December 14, 2023, the Company closed the December Financing, comprised of a brokered private placement of units (the “Private Placement”) and amended Term Loan. The Private Placement was completed in accordance with the terms of an agency agreement dated December 14, 2023 and entered into by the Company with Cormark Securities Inc. and BMO Capital Markets, as co-lead agents, and Canaccord Genuity Corp., Fort Capital Securities Ltd. and Paradigm Capital Inc. Pursuant to the Private Placement, the Company issued an aggregate of 13,133,367 Common Shares at a price of $1.20 per Common Share for aggregate gross proceeds of $15,760,040. The principal amount of the Term Loan has been increased by $5,882,353 (the “Additional Principal Amount”) from $15,000,000 to $20,882,353. The Additional Principal Amount was subject to an original issue discount of approximately 15% and was advanced by Cymbria to the Company as a single advance of $5,000,000. The net proceeds from the December Financing were $19,743,845 after fees and expenses, which are being used to advance the exploration and evaluation of the Selebi Mines and the Selkirk Mine and for general corporate and working capital purposes. A more detailed breakdown of the proposed use of proceeds of the Private Placement conducted under the Listed Issuer Financing Exemption in Canada is as outlined in the offering document dated December 3, 2023. As at December 31, 2023, a negligible amount of the net proceeds of the December Financing had been expended.

Use of Proceeds

The following table provides a summary of the principal uses of proceeds of the 2023 financings.

		Amounts
		Expended as at
	Estimated Amount	December 31, 2023
Principal Purpose	$‘000	$‘000
February 2023 Financing
Exploration and evaluation of the Selebi Mines	5,900	5,960
Exploration and evaluation of the Selkirk Mine	250	142
General corporate purposes	1,000	1,034
	7,150	7,135
EdgePoint Financing
Selebi Assets and Selkirk Assets
Exploration and drilling	7,100	6,798
Engineering work	3,200	3,200
Care and maintenance costs	3,800	3,572
Acquisition of Syringa Lodge	1,400	1,381
Botswana labour and running costs	1,420	1,529
Other logistics and on-site costs	1,200	831
Total Project costs	18,120	17,319

General corporate purposes	3,800	4,005
Repayment of Pinnacle Island LP indebtedness	7,630	7,637
Payment of outstanding legal and financing fees related to the RTO	2,400	2,991
	31,950	31,944

December Financing
Activities relating to the Selebi Mines(1)	11,520	Nil
Activities relating to the Selkirk Mine(2)	400	Nil
General Corporate and Working Capital(3)	7,839	Nil
	19,759	Nil

Notes:

(1)	Represents approximately (i) $8,325,000 for the advancement of the Selebi Mines towards a mineral resource estimate; (ii) $1,400,000 for mining licence extension payment; and (iii) $1,795,000 in local management, consulting, accounting, finance, human resources and health/safety/environmental/security.
(2)	Represents certain geophysics and geology costs, care and maintenance and prospecting licences.
(3)	Represents approximately (i) $2,080,000 allocated to the payment of interest on the Term Loan; and (ii) $5,759,000 allocated to general corporate expenses.

Working Capital

As at December 31, 2023, the Company had working capital of $14,999,619 (December 31, 2022 – $6,024,026 negative working capital), calculated as total current assets less total current liabilities. The increase in working capital is mainly due to an increase in cash from financings, an increase in other current assets, a decrease in the Pinnacle Island LP indebtedness due to repayment, offset by an increase in accounts payable and accrued liabilities.

Contractual Obligations and Contingencies

Selebi Assets

As per the Selebi asset purchase agreement (the “Selebi APA”), the aggregate purchase price payable to the seller for the Selebi Assets is the sum of US$56,750,000 which amount shall be paid in three instalments:

●	US$1,750,000 payable on the closing date. This payment has been made.

●	US$25,000,000 upon the earlier of: (a) approval by the Ministry of Mineral Resources, Green Technology and Energy Security (“MMRGTES”) of the Company’s Section 42 and Section 43 applications (further extension of the mining licence and conversion of the mining licence into an operating licence, respectively); and (b) on the expiry date of the study phase, January 31, 2025, which can be extended for one year.
●	The third instalment of US$30,000,000 is payable on the completion of mine construction and production start-up by the Company on or before January 31, 2030, but not later than four years after the approval by the Minister of MMRGTES of the Company’s Section 42 and Section 43 applications.
●	Payment of care and maintenance funding contribution in respect of the Selebi Assets for a total of US$5,178,747 from March 22, 2021 to the closing date. This payment has been made.

As per the terms and conditions of the Selebi APA, the Company has the option to cancel the second and third payments and give back the Selebi Assets to the liquidator in the event the Company determines that the Selebi Assets are not economical. The Company also has an option to pay in advance the second and third payments in the event the Company determines that the Selebi Assets are economical. The Company’s accounting policy, as permitted by IAS 16 – Property, Plant and Equipment, is to measure and record contingent consideration when the conditions associated with the contingency are met. As of December 31, 2023, none of the conditions of the second and third instalment are met. Hence, these amounts are not accrued in the Annual Financial Statements.

In addition to the Selebi APA, the purchase of the Selebi Assets is also subject to a contingent compensation agreement as well as a royalty agreement with the liquidator.

Phikwe South and the Southeast Extension

On August 16, 2023, the Company announced that it had entered into a binding commitment letter with the Liquidator of BCL to acquire a 100% interest in two additional deposits, Phikwe South and the Southeast Extension, located adjacent to and immediately north of the Selebi North historical workings.

The upfront cost to the Company to acquire these additional mineral properties is US$1,000,000. In addition, the Company has agreed to additional work commitments of USD 5,000,000 in the aggregate over the next four years. As a result of the extension of the Selebi mining licence, the remaining asset purchase obligations of the Company outlined in the Selebi APA will each increase by 10%, US$5,500,000 in total, while the trigger events remain unchanged.

Selkirk Mine

In regard to the Selkirk Assets, the purchase agreement does not provide for a purchase price or initial payment for the purchase of the assets. The Selkirk purchase agreement provides that if the Company elects to develop Selkirk first, the payment of the second Selebi instalment of US$25 million would be upon the approval by the Minister of MMRGTES of the Company’s Section 42 and Section 43 applications (further extension of the Selkirk mining licence and conversion of the Selkirk mining licence into an operating licence, respectively). For the third Selebi instalment of US$30 million, if Selkirk were commissioned earlier than Selebi, the payment would trigger on Selkirk’s commission date.

Right-of-Use Assets

On July 9, 2022, the Company executed a sales agreement with Tuli Tourism Pty Ltd. (“Tuli”) for the Syringa Lodge in Botswana and obtained possession of the property in August 2022. Pursuant to the sales agreement, the aggregate purchase price payable to the seller is $3,213,404. A deposit of $482,011 was paid on August 17, 2022. The balance is payable in two instalments of $1,365,697 on each of August 1, 2023 and August 1, 2024. The first instalment has been made. In addition to the above purchase price, the Company will pay to Tuli agreed interest in twelve equal monthly instalments of $13,657 each, followed by twelve equal monthly instalments of $6,828.

On March 14, 2023, the Company entered into a drilling equipment supply agreement with Forage Fusion Drilling Ltd. (“Forage”) of Hawkesbury, Ontario to purchase specific drilling equipment on a “rent to own” basis with the purchase price to be paid in monthly payments. Pursuant to the agreement, the aggregate purchase price payable to Forage is $2,942,000. A deposit of $1,700,000 was paid in March 2023. The balance is payable in twelve equal monthly instalments of $103,500. The equipment arrived at the site in July 2023.

Post Creek

Commencing August 1, 2015, the Company is obligated to pay advances on a net smelter return of $10,000 per annum. During each of FY 2022 and YTD 2023, the Company paid $10,000, which will be deducted from any payments to be made under the net smelter return.

Halcyon

Commencing August 1, 2015, the Company is obligated to pay advances on a net smelter return of $8,000 per annum. During each of FY 2022 and FY 2023, the Company paid $8,000, which will be deducted from any payments to be made under the net smelter return.

Related Party Transactions

Related party transactions are summarized below and include transactions with the following individuals or entities:

Key management (defined as members of the Board and senior officers) compensation was related to the following:

	December 31, 2023	December 31, 2022
Management fees	3,122,689	2,418,984
Corporate and administration expenses	467,637	102,884
Share based payment	657,138	4,623,089
	4,247,464	7,144,957

As a result of the EdgePoint Financing on June 28, 2023 and increase of the Term Loan by the Additional Principal Amount on December 14, 2023 (the “EdgePoint Transactions”), Cymbria and certain other funds managed by EdgePoint (the “Financing Parties”) have acquired a total of 16,037,800 Common Shares, representing approximately 10.7% of the Company’s issued and outstanding Common Shares. The Financing Parties also acquired on closing an aggregate of 6,024,000 warrants with a three-year term and an exercise price of $1.4375 which, if exercised, together with the Common Shares acquired at closing would result in the Financing Parties holding approximately 14.2% of the Common Shares in the aggregate (calculated on a partially diluted basis). As the result of the EdgePoint Transactions, the Financing Parties are related parties of PNRL. During the year ended December 31, 2023, the Company paid interest of $793,392 to the Financing Parties (December 31, 2022 – Nil).

During the year ended December 31, 2022, ThreeD Capital Inc. subscribed for a further 1,279,069 common shares of PNRC, for a further investment of $3,064,582 (US$2,427,076) (2021 – $374,123). As of December 31, 2023, ThreeD Capital Inc. beneficially owned 5,906,622 Common Shares (December 31, 2022 – 8,662,347 Common Shares), constituting approximately 3.96% (December 31, 2022 – 7.5%) of the issued and outstanding Common Shares.

Contingent Liabilities

There are no environmental liabilities associated with the Selebi Assets and the Selkirk Mine as at the acquisition dates as all liabilities prior to the acquisitions are the responsibility of the sellers, BCL and TNMC, respectively. The Company has an obligation for the rehabilitation costs arising subsequent to the acquisitions. As of December 31, 2023, management is not aware of or anticipating any contingent liabilities that could impact the financial position or performance of the Company related to its exploration and evaluation assets.

The Company’s exploration and evaluation assets are affected by the laws and environmental regulations that exist in the various jurisdictions in which the Company operates. It is not possible to estimate the future contingent liabilities and the impact on the Company’s operating results due to future changes in the Company’s re-development of its projects or future changes in such laws and environmental regulations.

Segmented Disclosure

The Company operates in one reportable operating segment being that of the acquisition, exploration and evaluation of mineral properties in three geographic segments being Botswana, Greenland and Canada. The Company’s geographic segments are as follows:

	December 31, 2023	December 31, 2022
Current assets
Canada	15,894,177	3,198,344
Barbados	104,024	493,552
Botswana	4,892,707	2,746,450
Total	20,890,908	6,438,346

	December 31, 2023	December 31, 2022
Current assets
Canada	8,726	10,714
Botswana	8,479,773	3,383,956
Total	8,488,499	3,394,670

	Botswana
	Selebi	Selkirk	Total
Acquisitions
Balance, December 31, 2021	—		—
Acquisition costs	8,251,518	327,109	8,578,627
Balance, December 31, 2022	8,251,518	327,109	8,578,627
Addition costs	483,883	—	483,883
Foreign currency translation	(449,878)	(17,834)	(467,712)
Balance, December 31, 2023	8,285,523	309,275	8,594,799

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements as at December 31, 2023.

Financial Instruments and Financial Risk Management

The Company thoroughly examines the various financial instrument risks to which it is exposed and assesses the impact and likelihood of those risks. These risks may include interest rate risk, credit risk, liquidity risk and currency risk. The carrying value of cash, trade payables and accrued liabilities approximate their fair value due to their short-term nature. The fair value of the amended and restated promissory note, vehicle financing and lease liability are equal to their carrying values as all these amounts carry a fixed interest rate. The fair value of the Term Loan carries a fixed interest rate and is equal to the carrying value. The fair value of the deferred share units is the closing price of the Common Shares at the end of each reporting period. Fair value measurements of financial instruments are required to be classified using a fair value hierarchy that reflects the significance of inputs in making the measurements. The levels of the fair value hierarchy are defined as follows:

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 – Inputs for the asset or liability that are not based on observable market data.

On December 31, 2023, the fair value of cash and the deferred share units are based on Level 1 measurements.

	Fair Value at	Basis of	Associated
All amounts in this table are expressed in thousands of CDN dollars	December 31, 2023	Measurement	Risks
Cash	19,245,628	FVTPL	Credit
Trade payables and accrued liabilities	4,280,146	Amortized cost	Liquidity
Lease liability	1,611,143	Amortized cost	Liquidity
Term Loan	17,956,423	Amortized cost	Liquidity
Vehicle financing	236,124	Amortized cost	Liquidity
Deferred share unit liability	884,481	FVTPL	Liquidity

The Company’s accounting policies regarding financial instrument classification, measurement, impairment and derecognition are described in the Annual Financial Statements (see Note 2).

Critical Accounting Judgments, Estimates And Assumptions

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make judgments, estimates and assumptions that can affect reported amounts of assets, liabilities, revenue and expenses and the accompanying disclosures. Estimates and assumptions are continuously evaluated and are based on management’s historical experience and on other assumptions believed to be reasonable under the circumstances. However, different judgments, estimates and assumptions could result in outcomes that require a material adjustment to the carrying amount of assets or liabilities affected in future periods.

The area involving a higher degree of judgment or complexity, or areas where assumptions and estimates are significant to the consolidated financial statements are:

Critical Accounting Judgements:

(a)RTO – fair value

The fair value of the consideration exchanged for the RTO are based on various factors such as the fair value of the assets acquired or liabilities assumed, the fair value of equity instruments issued, and any related acquisition costs.

The assumptions and estimates used in arriving at fair value figures are based on management’s judgments and relevant market data. The fair value of the equity instruments issued is determined based on market prices or valuation techniques that take into account factors such as expected share price volatility.

(b)Recoverability of exploration and evaluation assets

The ultimate recoverability of the exploration and evaluation assets with a carrying value of $8,594,798 at December 31, 2023, is dependent upon the Company’s ability to obtain the necessary financing to complete the exploration and development and commence profitable production at its projects, or alternatively, upon the Company’s ability to dispose of its interests therein on an advantageous basis. A review of the indicators of potential impairment is at minimum carried out at each period end.

Management undertakes a periodic review of these assets to determine whether any indication of impairment exists. Where an indicator of impairment exists, a formal estimate of the recoverable amount of the assets is made. An impairment loss is recognized when the carrying value of the assets is higher than the recoverable amount and when mineral license tenements are relinquished or have lapsed. In undertaking this review, management of the Company is required to make significant estimates of, among other things, discount rates, commodity prices, availability of financing, future operating and capital costs and all aspects of project advancement. These estimates are subject to various risks and uncertainties, which may ultimately have an effect on the expected recoverability of the carrying values of the assets.

(c)Restoration provisions

Management’s best estimates regarding the restoration provisions are based on the current economic environment. Changes in estimates of contamination, restoration standards and restoration activities result in changes to provisions from period to period. Actual restoration provisions will ultimately depend on future market prices for future restoration obligations. Management has determined that the Company has no restoration obligations at December 31, 2023.

(d) Going concern

Consolidated financial statements are prepared on a going concern basis unless management either intends to liquidate the Company or has no realistic alternative to do so. Assessment of the Company’s ability to continue as a going concern requires the consideration of all available information about the future, which is at least, but not limited to, twelve months from the end of the reporting period. This information includes estimates of future cash flows and other factors, the outcome of which is uncertain. When management is aware, in making its assessment, of material uncertainties related to events or conditions that may cast substantial doubt upon the Company’s ability to continue as a going concern those uncertainties are disclosed.

Critical Accounting Estimates

(a) Valuation of share-based compensation and warrants

The Company estimates the fair value of warrants and options using the Black-Scholes Option Pricing Model which requires significant estimation around assumptions and inputs such as expected term to maturity, expected volatility and expected forfeiture rates. Note 13 of the consolidated financial statements contains further details of significant assumptions applied to these areas of estimation.

(b)Deferred tax

Tax benefits from uncertain tax positions may be recognized when it is probable that the Company will be able to use deductible temporary differences against taxable profit: (i) whether a tax position, based solely on its technical merits, is probable to be sustained upon examination, and (ii) measuring the tax benefit as the expected value or most likely amount taking into consideration which method better predicts the realized amounts upon ultimate settlement.

Furthermore, the Company uses the asset and liability method in accounting for deferred taxes and mining duties. Under this method, deferred taxes are recognized for future income tax. In preparing these estimates, management is required to interpret substantially enacted legislation as well as economic and business conditions along with management’s tax and corporate structure plans which may impact taxable income in future periods.

(c)Estimated useful lives and depreciation of property, plant and equipment

Depreciation of property, plant and equipment is dependent upon estimates of useful lives which are determined through the exercise of judgment. The assessment of any impairment of these assets is dependent upon estimates of recoverable amounts that take into account factors such as economic and market conditions and the useful lives of assets.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The audited financial statements of Premium Nickel Resources Ltd. as of December 31, 2023 and 2022 are appended to this Report beginning on page F-1.

CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

In accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and stated in Canadian dollars, unless otherwise indicated

INDEX

Management’s Responsibility for Financial Reporting

Independent Auditor’s Report

Consolidated Financial Statements

◾	Consolidated Balance Sheets
◾	Consolidated Statements of Operations and Comprehensive Loss
◾	Consolidated Statements of Changes in Shareholders’ Equity
◾	Consolidated Statements of Cash Flows
◾	Notes to the Consolidated Financial Statements

MANAGEMENT RESPONSIBILITY FOR FINANCIAL REPORTING

The consolidated financial statements, and the notes thereto, of Premium Nickel Resources Ltd., formerly North American Nickel Inc., and its subsidiaries have been prepared by management in accordance with International Financial Reporting standards. Management acknowledges responsibility for the preparation and presentation of the consolidated financial statements, including responsibility for significant accounting judgments and estimates and the choice of accounting principles and methods that are appropriate to the Company’s circumstances.

Management, in discharging these responsibilities, maintains a system of internal controls designed to provide reasonable assurance that its assets are safeguarded, only valid and authorized transactions are executed and accurate, timely and comprehensive financial information is prepared. However, any system of internal controls over financial reporting, no matter how well designed and implemented, has inherent limitations and may not prevent or detect all misstatements.

The Board of Directors, principally through the Audit Committee, is responsible for reviewing and approving the consolidated financial statements together with other financial information of the Company and for ensuring that management fulfills its financial reporting responsibilities.

The consolidated financial statements have been audited by MNP LLP, Chartered Professional Accountants, Licensed Public Accountants, who were retained by the Company to audit the consolidated financial statements and provide an independent auditor’s report thereon. The auditor’s report outlines the scope of their examination and their opinion on the consolidated financial statements. MNP LLP has full and free access to the Board of Directors.

/s/ Keith Morrison Keith Morrison Chief Executive Officer	/s/ Peter Rawlins Peter Rawlins Chief Financial Officer

June 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Premium Nickel Resources Ltd.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Premium Nickel Resources Ltd. and its subsidiaries (the “Company”) as at December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 2023 and 2022, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring net losses and has no source of operating cash flows, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. This matter is also described in the “Critical Audit Matters” section of our report.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

MNP LLP
Suite 800, 1600 Carling Avenue, Ottawa ON, K1Z 1G3	T: 613.691.4200 F: 613.726.9009

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Financing – Valuation of Complex Financial Instruments

Critical Audit Matter Description

As described in Note 10, 12 and 13 to the consolidated financial statements, the Company closed a financing transaction on June 28, 2023, for aggregate proceeds of approximately $33,999,200. The financing transaction consists of three separate transactions issued concurrently, which comprised of an equity offering of units for $16,249,200, a three year term loan of $15,000,000 and an option payment of $2,750,000 to acquire a 0.5% net smelter returns royalty on the Company's Selebi Mines and Selkirk Mine in certain circumstances upon payment of further consideration. The Company exercised significant judgment when estimating the fair value of the individual transactions.

On December 14, 2023, the Company amended the term loan by $5,882,353 to $20,882,353. The modification has been accounted for as a non-substantial modification of the existing term loan.

Audit procedures performed to evaluate the reasonableness of the estimates and assumptions used required a high degree of auditor judgment and an increased extent of audit effort, including the involvement of valuations specialists.

Audit Response

We responded to this matter by performing procedures in relation to assessing the accounting for the individual transactions. Our audit work in relation to this included, but was not restricted to, the following:

-Obtained and reviewed agreements entered into by the Company.

-Discussed key terms of the agreements with the Company's legal counsel.

-Confirmed key terms of the agreements with the appropriate parties.

-

Obtained management's assessment of accounting for each of the individual transactions and obtained an understanding of the valuation methodology and inputs used by management and evaluated management's key assumptions.

-	As part of those procedures, we assessed specific inputs including the Company's discount rates and its share price volatility.

Going Concern

Critical Audit Matter Description

As described in Note 1, the Company, being in the exploration stage, is subject to risks and challenges similar to companies in a comparable stage. These risks include the challenges of securing adequate capital for exploration and operational risks inherent in the mining industry, and global economic and metal price volatility and there is no assurance management will be successful in its endeavors. The ability of the Company to continue operations as a going concern is ultimately dependent upon achieving profitable operations and its ability to obtain adequate financing. To date, the Company has not generated profitable operations from its resource activities and will need to invest additional funds in carrying out its planned exploration and operational activities. Management has prepared future cash flow forecasts, which involves judgement and estimation of key variables, such as planned financing and capital and operational expenditures. Future economic conditions and effects of key events subsequent to the year end, such as debt and equity financing, also impacted management's judgements and estimates. We identified the Company's ability to continue as a going concern as a critical audit matter because auditing the Company's going concern assessment is complex and involves a high degree of auditor judgment to assess the reasonableness of the cash flow forecasts, planned refinancing actions and other assumptions used in the Company's going concern analysis. The Company's ability to execute the planned refinancing actions are especially judgmental given that the global financial markets and economic conditions have been, volatile. This matter is also described in the "Material Uncertainty Related to Going Concern" section of our report.

Audit Response

We responded to this matter by performing procedures over management's assessment of the Company's ability to continue as a going concern. Our audit work in relation to this included, but was not restricted to, the following:

•	We evaluated the cash flow forecasts prepared by management and evaluated the integrity and arithmetical accuracy of the model.
•	We evaluated the key assumptions used in the model to estimate future cash flows for a reasonable period of time, not exceeding 12 months from the date of the consolidated statements of financial position, by comparing assumptions used by management against budgets, economic and industry indicators and publicly available information.

•

We evaluated the key assumptions pertaining to estimated cash flows from operating activities and expected cash flows from financing activities, comparing these to available market data, underlying agreements, private placement raises and subsequent events thereafter.

•

We assessed the adequacy of the going concern disclosures included in Note 1 of the consolidated financial statements and consider these to appropriately reflect the assessments that management has performed.

Amalgamation of North American Nickel Ltd. - Fair Value of Consideration Received and Net Assets Acquired

Critical Audit Matter Description

On April 26, 2022, Premium Nickel Resources Corp. (“PNRC”) and North American Nickel Inc. (“NAN”) entered into a definitive amalgamation agreement pursuant to which PNRC would go-public by way of a reverse takeover of NAN. Effective August 3, 2022, NAN completed the 100% acquisition of the outstanding shares of PNRC for consideration in the amount of $39,142,383 and changed its name to Premium Nickel Resources Ltd. The transaction is accounted for as a capital transaction of PNRC and equivalent to the issuance of shares by PBRC for the net assets of NAN accompanied by a recapitalization, as NAN did not qualify as a business according to the definition in ASC 805 “Business Combinations” and met the definition of a non-operating public shell. As a result, the transaction has been accounted for as an asset acquisition with PNRC being identified as the acquirer and NAN being treated as the accounting acquiree. Refer to note 4 of the consolidated financial statements for further details.

This matter represented an area of significant risk of material misstatement, given the auditing of the asset acquisition is complex due to the subjective nature of estimating the fair values of net assets acquired as at the date of the acquisition and fair value of consideration received. Significant auditor attention is required to evaluate the results of our audit procedures and assess the Company's determination of the fair value of the net assets acquired and fair value of consideration received.

Audit Response

We responded to this matter by performing procedures in relation to fair value of net assets acquired and consideration received. Our audit work in relation to this included, but was not restricted to, the following:

•	We obtained and evaluated management's assessment over appropriate accounting treatment of the transaction;

•

We reviewed the amalgamation agreement to obtain an understanding of the key terms and conditions to identify the necessary accounting considerations and identification of assets and liabilities acquired;

•	With the assistance of our valuation specialists, we evaluated whether the fair value of consideration has been appropriately valued;
•	We performed audit procedures to validate the fair value of net assets acquired; and
•	We assessed the adequacy of the Company’s disclosure included in note 4, Amalgamation, of the accompanying consolidated financial statements in relation to this matter.

We have served as the Company’s auditor since 2022.

Chartered Professional Accountants
Licensed Public Accountants

Ottawa, Canada

June 28, 2024

PCAOB ID: 1930

Consolidated Balance Sheets

(Expressed in Canadian dollars)

	Notes	As at December 31, 2023	As at December 31, 2022
		$	$
ASSETS
CURRENT ASSETS
Cash and cash equivalents		19,245,628	5,162,991
Prepaid expenses		900,310	470,725
Other receivables	5	532,835	804,630
Spare parts		212,135	—
TOTAL CURRENT ASSETS		20,890,908	6,438,346

NON-CURRENT ASSETS
Exploration and evaluation assets	6,12	8,594,798	8,578,627
Property, plant and equipment	7	8,488,499	3,394,670
TOTAL NON-CURRENT ASSETS		17,083,297	11,973,297
TOTAL ASSETS		37,974,205	18,411,643

LIABILITIES
CURRENT LIABILITIES
Trade payables and accrued liabilities	8	4,280,146	4,025,716
Current portion of lease liability	11	1,611,143	1,365,697
Promissory Note	9	—	7,070,959
TOTAL CURRENT LIABILITIES		5,891,289	12,462,372
NON‑CURRENT LIABILITIES
Vehicle financing		236,124	164,644
Provision for leave and severance		510,202	177,941
Term Loan	10	17,956,423	—
Lease liability	11	—	1,365,697
Deferred share units liability	13	884,481	298,000
NSR Option liability	12	2,750,000	—
TOTAL NON-CURRENT LIABILITIES		22,337,230	2,006,282
TOTAL LIABILITIES		28,228,519	14,468,654

SHAREHOLDERS’ EQUITY
Common shares (No par value, unlimited common shares authorized; 149,300,920 issued and outstanding) (December 31, 2022 – 116,521,343)		—	—
Preferred shares		31,516	31,516
Additional paid-in capital	13	116,069,973	77,302,736
Deficit		(104,566,816)	(72,190,747)
Accumulated other comprehensive loss		(1,788,987)	(1,200,516)
TOTAL SHAREHOLDERS’ EQUITY		9,745,686	3,942,989
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		37,974,205	18,411,643

Nature of Operations and Going Concern (Note 1)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Approved by the Board of Directors on June 28, 2024.

/s/ Keith Morrison Keith Morrison Director	/s/ Jason LeBlanc Jason LeBlanc Director

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in Canadian dollars)

		Year ended	Year ended
	Notes	December 31, 2023	December 31, 2022
		$	$
EXPENSES
General and administration expenses	20	8,674,041	7,631,027
Depreciation	7	744,783	96,543
General exploration expenses	6	19,179,663	20,157,701
Interest and bank charges		40,390	93,937
Share-based payments		657,138	7,731,117
Deferred share units granted	13	798,122	298,000
Fair value movement of deferred shares units	13	(128,114)	—
Warrant fair value movement	4	—	(8,974,901)
Net foreign exchange loss (gain)		395,020	(143,777)
		30,361,043	26,889,647

OTHER ITEMS
Interest expenses of Promissory Note	9	341,370	416,703
Accretion of Promissory Note	9	341,177	—
Interest expenses of Term Loan	10	793,392	—
Accretion of Term Loan	10	881,621	—
Other interest expense		181,997	—
NET LOSS BEFORE TAX		32,900,600	27,306,350

Deferred tax recovery	19	(524,531)	—
NET LOSS FOR THE YEAR		32,376,069	27,306,350

OTHER COMPREHENSIVE LOSS
Exchange differences on translation of foreign operations		588,471	1,178,200

TOTAL COMPREHENSIVE LOSS FOR THE YEAR		32,964,540	28,484,550

Basic and diluted loss per share		0.25	0.25
Weighted average number of common shares outstanding – basic and diluted		128,509,525	109,661,379

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in Canadian dollars)

						Accumulated
				Additional		Other	Total
			Preferred	paid-in		Comprehensive	Shareholders’
	Notes	Number of	shares	capital	Deficit	Loss	Equity
		Shares	$	$	$	$	$
BALANCE AS AT DECEMBER 31, 2021	13	76,679,908	—	9,214,566	(16,609,142)	(22,316)	(7,416,892)
Net loss for the year		—	—	—	(27,306,350)	—	(27,306,350)
Share capital issued through private placement		8,936,167	—	22,388,599	—	—	22,388,599
Share issue costs		—	—	(1,535,727)	—	—	(1,535,727)
Acquisition of NAN Cancelled PNRC shares held by NAN		(7,667,707)	—	(19,710,608)	—	—	(19,710,608)
Cancelled PNRC warrant held by NAN		—	—	—	(28,275,255)	—	(28,275,255)
PNRC shares exchanged		(77,948,368)	—	—	—	—	—
PNRC shares received in exchange		82,157,536	—	—	—	—	—
Outstanding shares of NAN acquired on RTO		31,748,399	31,516	87,096,729	—	—	87,128,245
Recapitalization on RTO		—	—	(29,174,415)	—	—	(29,174,415)
Exercise of warrants		1,236,408	—	569,399	—	—	569,399
Exercise of options		1,379,000	—	723,076	—	—	723,076
Share-based payment		—	—	7,731,117	—	—	7,731,117
Exchange differences on translation of foreign operations		—	—	—	—	(1,178,200)	(1,178,200)
BALANCE AS AT DECEMBER 31, 2022	13	116,521,343	31,516	77,302,736	(72,190,747)	(1,200,516)	3,942,989
Net loss for the year		—	—	—	(32,376,069)	—	(32,376,069)
Share capital issued through private placement		32,342,551	—	39,774,313	—	—	39,774,313
Share issue costs		—	—	(3,058,875)	—	—	(3,058,875)
FV of lender warrants		—	—	1,744,192	—	—	1,744,192
Deferred tax liability on lender warrants		—	—	(524,531)	—	—	(524,531)
Exercise of options, net		337,026	—	—	—	—	—
Exercise of warrants		100,000	—	175,000	—	—	175,000
Share-based payment		—	—	657,138	—	—	657,138
Exchange differences on translation of foreign operations		—	—	—	—	(588,471)	(588,471)
BALANCE AS AT DECEMBER 31, 2023	13	149,300,920	31,516	116,069,973	(104,566,816)	(1,788,987)	9,745,686

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(Expressed in Canadian dollars)

		Year ended
	Notes	December 31, 2023	December 31, 2022
		$	$
OPERATING ACTIVITIES
Net loss for the year		(32,376,069)	(27,306,350)
Interest received		110,886	—
Interest payment on the Term Loan		(980,892)	—
Items not affecting cash:
Share-based payment		657,138	7,731,117
Deferred share units granted	13(d)	798,121	298,000
FV movement of deferred share units	13(d)	(128,114)	—
Depreciation	7	744,783	96,543
Provision for leave and severance		332,261	177,941
Accretion on loans		674,121	70,959
Deferred tax recovery	19	(524,531)	—
Warrant fair value movement		—	(8,974,901)
Changes in non-cash working capital and non-current liability
Prepaid expenses and other receivables		(157,790)	(1,127,061)
Trade payables and accrued expenses		254,430	3,445,230
Deferred share units redemption	13(d)	(83,527)	—
Spare parts		(212,135)	—
Net cash used in operating activities		(30,891,318)	(25,588,522)

INVESTING ACTIVITIES
Acquisition of property, plant and equipment	7	(4,746,256)	(737,271)
Additions to expenditures on exploration and evaluation assets	6	(483,883)	(8,578,627)
NSR Option payment received	6	2,750,000	—
Cash received through RTO transaction		—	11,051,917
Net cash used in investing activities		(2,480,139)	1,736,019

FINANCING ACTIVITIES
Proceeds from issuance of units		39,774,312	23,404,857
Share issue costs		(2,808,231)	(1,535,727)
Proceeds from exercise of options and warrants		175,000	—
Loan proceeds, net of fees		19,605,000	—
Promissory Note (repayment) financing		(7,637,329)	6,740,000
Vehicle loan financing		71,480	164,644
Lease payment		(2,241,906)	—
Net cash provided by financing activities		46,938,326	28,773,774

Effect of exchange rate changes on cash and cash equivalents		515,768	(1,748,483)
Change in cash and cash equivalents for the year		14,082,637	3,172,788
Cash and cash equivalents at the beginning of the year		5,162,991	1,990,203
Cash and cash equivalents at the end of the year		19,245,628	5,162,991
Supplemental cash flow information
Income taxes paid		—	—
Interest paid		1,633,888	68,285
Supplemental disclosure of non-cash investing and financing activities
Right of use asset additions		1,023,615	3,077,421

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

1.NATURE OF OPERATIONS AND GOING CONCERN

Premium Nickel Resources Ltd. (TSXV: PNRL) (the “Company” or “PNRL”) was founded upon the closing of a reverse takeover transaction (the “RTO”) whereby Premium Nickel Resources Corporation (“PNRC”) and 1000178269 Ontario Inc. (“NAN Subco”), a wholly-owned subsidiary of North American Nickel Inc. (“NAN”), amalgamated by way of a triangular amalgamation (the “Amalgamation”) under the Business Corporations Act (Ontario) (the “OBCA”) on August 3, 2022 (Note 4). The common shares of PNRL are now listed and posted for trading on the TSX Venture Exchange (the “TSXV”) under the symbol “PNRL”.

Prior to the RTO, PNRC was a private company existing under the OBCA. PNRC was incorporated to evaluate, acquire, improve and reopen, assuming economic feasibility, a combination of certain assets of BCL Limited (“BCL”) and Tati Nickel Mining Company (“TNMC”) that were in liquidation in Botswana.

In connection with the RTO, the Company was continued under the OBCA and changed its name from “North American Nickel Inc.” to “Premium Nickel Resources Ltd.”

Currently, the Company’s principal business activity is the exploration and evaluation of mineral properties in Botswana through its wholly-owned subsidiaries.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

The following corporate structure chart sets out details of the direct and indirect ownership of the principal subsidiaries of the Company:

Notes:

(1)	Premium Nickel Group Proprietary Limited owns the Selkirk Assets (as defined below).
(2)	Premium Nickel Resources Proprietary Limited owns the Selebi Assets (as defined below).

The Company has its head and registered office at One First Canadian Place, 100 King Street West, Suite 3400, Toronto, Ontario, Canada M5X 1A4.

The principal assets of the Company are the Selebi and Selebi North nickel-copper-cobalt (“Ni-Cu-Co”) mines (the “Selebi Mines”) in Botswana and related infrastructure (together, the “Selebi Assets”), as well as the nickel, copper, cobalt, platinum-group elements (“Ni-Cu-Co-PGE”) Selkirk mine (the “Selkirk Mine”) in Botswana, together with associated infrastructure and four surrounding prospecting licenses (collectively, the “Selkirk Assets”).

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

Going Concern

The Company, being in the exploration stage, is subject to risks and challenges similar to companies in a comparable stage of exploration and development. These risks include the challenges of securing adequate capital for exploration, development and operational risks inherent in the mining industry, and global economic and metal price volatility and there is no assurance management will be successful in its endeavors. As at December 31, 2023, the Company had no source of operating cash flows, nor any credit line currently in place. The Company incurred a net loss of $32,376,069 for the year ended December 31, 2023, and $27,306,350 for the year ended December 31, 2022. The Company’s committed cash obligations and expected level of expenses will vary depending on its operations.

These consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. The ability of the Company to continue operations as a going concern is ultimately dependent upon achieving profitable operations and its ability to obtain adequate financing. To date the Company has not generated profitable operations from its resource activities and will need to invest additional funds in carrying out its planned evaluation, development and operational activities. It is not possible to predict whether financing efforts will be successful or if the Company will attain a profitable level of operations. These material uncertainties cast substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities and the reported expenses and comprehensive loss that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material.

The properties in which the Company currently has an interest are in pre-revenue stage. As such, the Company is dependent on external financing to fund its activities. In order to carry out the planned development and cover administrative costs, the Company will use its existing working capital and raise additional amounts as needed. Although the Company has been successful in its past fundraising activities, there is no assurance as to the success of future fundraising efforts or as to the sufficiency of funds raised in the future. The Company will continue to assess new properties and seek to acquire interests in additional properties if there is sufficient geologic or economic potential and if adequate financial resources are available to do so.

2.BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(a)Statement of Compliance

These consolidated financial statements reflect the accounts of the Company and have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for financial information.

(b)Basis of preparation

These consolidated financial statements have been prepared under the historical cost convention, modified by the revaluation of any financial assets and financial liabilities where applicable. The preparation of consolidated financial statements in conformity with US GAAP requires the use of certain critical accounting estimates. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. These areas involving a higher degree of judgment or complexity, or areas where assumptions and estimates are significant to the consolidated financial statements, are disclosed in Note 3.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

Operating segments are reported in a manner consistent with the internal reporting used for the consolidated financial statements. The Company determined that it has one reportable operating segment being that of the acquisition, exploration and evaluation of mineral properties in three geographic segments, which are Canada, Barbados and Botswana (Note 17).

(c)Basis of consolidation

These consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. The chart below summarizes the entities included in the consolidated financial statements as at December 31, 2023 and 2022. All intercompany transactions, balances, income and expenses are eliminated upon consolidation.

	Place of	Percentage	Functional
Name of Entity	Incorporation	Ownership	Currency
Premium Nickel Resources Ltd.	Ontario, Canada		CAD
NAN Exploration Inc.	Ontario, Canada	100	CAD
PNR Amalco Ltd.	Ontario, Canada	100	CAD
Premium Nickel Resources International Ltd.	Barbados	100	USD
PNR Selkirk Group (Barbados) Limited	Barbados	100	USD
PNR Selebi (Barbados) Limited	Barbados	100	USD
Premium Nickel Group Proprietary Limited	Botswana	100	BWP
Premium Nickel Resources Proprietary Limited	Botswana	100	BWP

Effective August 3, 2022, NAN completed the 100% acquisition of the outstanding shares of PNRC (Note 4). As the shareholders of PNRC obtained control of the Company through the exchange of their shares of PNRC for shares of NAN, the acquisition of PNRC has been accounted for in these consolidated financial statements as a reverse takeover. Consequently, the consolidated statements of loss and cash flows for the year ended December 31, 2023 reflect the results from the operations and cash flows of PNRL, the combined company post RTO, and the consolidated statements of loss and cash flow for the year ended December 31, 2022 reflect the results from the operations and cash flows of PNRC, the legal subsidiary of the Company, combined with NAN, the legal parent of PNRC, from the acquisition on August 3, 2022 to December 31, 2022.

(d)Foreign currency translation

The Company’s functional and presentation currency is the Canadian dollar. Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the date of the transaction. Foreign currency monetary items are translated at the year-end exchange rate. Non-monetary items measured at historical cost continue to be carried at the exchange rate at the date of the transaction. Non-monetary items measured at fair value are reported at the exchange rate at the date when fair values were determined.

Exchange differences arising on the translation of monetary items or on settlement of monetary items are recognized in profit or loss in the statement of comprehensive loss in the year in which they arise, except where deferred in equity as a qualifying cash flow or net investment hedge.

Exchange differences arising on the translation of non-monetary items are recognized in other comprehensive income in the statement of comprehensive loss to the extent that gains and losses arising on those non-monetary items are also recognized in other comprehensive income. Where the non-monetary gain or loss is recognized in profit or loss, the exchange component is also recognized in profit or loss.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

(e)Foreign operations

In the Company’s consolidated financial statements, all assets, liabilities and transactions of the Company’s entities with a functional currency other than the Canadian dollar are translated into Canadian dollars upon consolidation. The functional currency of the Company’s subsidiaries in Barbados is the US dollar, and the Botswana Pula (BWP) for the subsidiaries in Botswana during the reporting period. On consolidation, assets and liabilities have been translated into Canadian dollars at the closing rate on the reporting date. Fair value adjustments arising on the acquisition of a foreign entity have been treated as assets and liabilities of the foreign entity and translated into Canadian dollars at the closing rate on the reporting date. Income and expenses have been translated into Canadian dollars at the average rate over the reporting period. Exchange differences are charged or credited to other comprehensive loss and recognised in the currency translation reserve in equity. On disposal of a foreign operation, the related cumulative translation differences recognised in equity are reclassified to profit or loss and are recognised as part of the gain or loss on disposal.

(f)Financial instruments Classification

The Company classifies its financial instruments in the following categories: at fair value through profit and loss (“FVTPL”), at fair value through other comprehensive income (loss) (“FVTOCI”) or at amortized cost. The Company determines the classification of financial assets at initial recognition. The classification of debt instruments is driven by the Company’s business model for managing the financial assets and their contractual cash flow characteristics. Equity instruments that are held for trading are classified as FVTPL. For other equity instruments, on the day of acquisition, the Company can make an irrevocable election (on an instrument-by-instrument basis) to designate them as at FVTOCI. Financial liabilities are measured at amortized cost, unless they are required to be measured at FVTPL (such as instruments held for trading or derivatives) or the Company has opted to measure them at FVTPL.

The following table shows the classification of the Company’s financial assets and liabilities:

Financial asset/ liability	Classification
Cash	FVTPL
Trade payables and accrued liabilities	Amortized cost
Lease liability	Amortized cost
Promissory Note	Amortized cost
Vehicle financing	Amortized cost
NSR liability	Amortized cost
Deferred share unit liability	FVTPL

Fair value is the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. ASC 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

The three levels are defined based on the observability of significant inputs to the measurement, as follows:

Level 1: quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2: inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

Level 3: one or more significant inputs used in a valuation technique are unobservable in determining fair values of the asset or liability.

Determination of fair value and the resulting hierarchy requires the use of observable market data whenever available. The classification of an asset or liability in the hierarchy is based upon the lowest level of input that is significant to the measurement of fair value.

Measurement

Financial assets and liabilities at amortized cost

Financial assets and liabilities at amortized cost are initially recognized at fair value plus or minus transaction costs, respectively, and subsequently carried at amortized cost less any impairment.

Financial assets and liabilities at FVTPL

Financial assets and liabilities carried at FVTPL are initially recorded at fair value and transaction costs are expensed in profit or loss. Realized and unrealized gains and losses arising from changes in the fair value of the financial assets and liabilities held at FVTPL are included in the statements of comprehensive loss in the year in which they arise.

Impairment of financial assets at amortized cost

An ‘expected credit loss’ impairment model applies that requires a loss allowance to be recognized based on expected credit losses. The estimated present value of future cash flows associated with the asset is determined and an impairment loss is recognized for the difference between this amount and the carrying amount as follows: the carrying amount of the asset is reduced to estimated present value of the future cash flows associated with the asset, discounted at the financial asset’s original effective interest rate, either directly or through the use of an allowance account and the resulting loss is recognized in profit or loss for the period.

In a subsequent period, if the amount of the impairment loss related to financial assets measured at amortized cost decreases, the previously recognized impairment loss is reversed through profit or loss to the extent that the carrying amount of the investment at the date the impairment is reversed does not exceed what the amortized cost would have been had the impairment not been recognized.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

Derecognition

Financial assets

The Company derecognizes financial assets only when the contractual rights to cash flows from the financial assets expire, or when it transfers the financial assets and substantially all of the associated risks and rewards of ownership to another party. Gains and losses on derecognition are generally recognized in the statements of comprehensive loss.

Financial liabilities

Financial liabilities are derecognized when, and only when, the Company’s obligations are discharged, cancelled or they expire. The difference between the carrying amount of the financial liability derecognized and the consideration paid and payable is recognized in the statement of comprehensive loss.

(g)Exploration and evaluation assets

Costs of lease, exploration, carrying and retaining unproven mineral properties are expensed as incurred. The Company expenses all mineral exploration costs as incurred as it is still in the exploration stage. If the Company identifies proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs are amortized on a units-of-production basis over the proven and probable reserves following the commencement of production. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use.

To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all exploration costs are being expensed.

ASC 930-805, “Extractive Activities-Mining: Business Combinations” states that mineral rights consist of the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits. Mining assets include mineral rights which are considered tangible assets under ASC 930-805. ASC 930-805 requires that mineral rights be recognized at fair value as of the acquisition date. As a result, the direct costs to acquire mineral rights are initially capitalized as intangible assets. Mineral rights include costs associated with acquiring patented and unpatented mining claims.

The Company may sell the net smelter returns royalty on its projects pursuant to the term of an option agreement. Due to the fact that the options are exercisable entirely at the discretion of the option holder, the consideration received in cash from the acquirer is recorded as a reduction of the book value of the exploration and evaluation assets.

Exploration and evaluation assets are assessed for impairment if (i) sufficient data exists to determine technical feasibility and commercial viability, and (ii) facts, events and circumstances suggest that the carrying amount exceeds the recoverable amount.

Once the technical feasibility and commercial viability of the extraction of mineral resources in an area of interest are demonstrable, exploration and evaluation assets attributable to that area of interest are first tested for impairment and then reclassified to mining property and development assets within property, plant and equipment.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

Recoverability of the carrying amount of any exploration and evaluation asset is dependent on successful development and commercial exploitation, or alternatively, sale of the respective areas of interest.

When a project is deemed to no longer have commercially viable prospects to the Company, exploration and evaluation expenditures in respect of that project are deemed to be impaired. As a result, those exploration and evaluation expenditure costs, in excess of estimated recoveries, are written off to the consolidated statement of comprehensive loss.

(h)Impairment of assets

Non-financial assets, including exploration and evaluation assets and property, plant and equipment, are subject to impairment tests whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances that could trigger a review include, but are not limited to: significant decreases in the market price of the assets; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the assets; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the assets; and current expectation that the assets will more likely than not be sold or disposed significantly before the end of their estimated useful life.

When indicators of potential impairment are present the Company prepares a projected undiscounted cash flow analysis for the respective asset or asset group. If the sum of the undiscounted cash flows is less than the carrying value of the asset or asset group, an impairment loss is recognized equal to the excess of the carrying value over the fair value, if any. Fair value can be determined using a market approach, income approach or cost approach. Recognized impairment losses are not reversed.

(i)Leases

At commencement of a contract, the Company assesses whether a contract is, or contains, a lease by determining whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. A right-of-use (the “ROU”) asset and lease liability are recognized at the lease commencement date. The lease liability is initially measured at the present value of all future lease payments that have not been paid as of the commencement date of the lease, discounted using the Company’s incremental borrowing rate, unless the rate implicit in the lease is readily determinable. The ROU asset is initially measured at cost, which is calculated as the initial amount of the lease liability, with an adjustment for any initial direct costs incurred, plus adjustments for any lease payments made in advance of the commencement date, and less any lease incentives received.

ASC 842 requires a lessee to classify a lease as either a finance or operating lease. Interest and amortization expense are recognized for finance leases while only a single lease expense is recognized for operating leases, typically on a straight-line basis.

ROU assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The right-of-use asset is periodically reduced by impairment losses, if any, and adjusted for certain remeasurements of the lease liability. The lease liability is remeasured when there is a change in future lease payments if there is a change in the Company’s estimate of the amount expected to be payable under a residual value guarantee, or if the Company changes its assessment of whether it will exercise a purchase, extension or termination option. These adjustments are recorded through profit or loss. Subsequent changes in lease payments that vary with a rate or index are recognized as variable payments and are expensed as incurred.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

(j)Property, plant and equipment

Property, Plant and Equipment is stated at historical cost less accumulated depreciation and accumulated impairment losses.

Subsequent costs are included in the asset’s carrying amount or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the Company and the cost of the item can be measured reliably. The carrying amount of a significant replaced part is derecognized. All other repairs and maintenance are charged to the consolidated statement of comprehensive loss during the financial period in which they are incurred. Gains and losses on disposals are determined by comparing the proceeds with the carrying amount and are recognized in profit or loss.

Depreciation is calculated on a straight-line method to charge the cost, less residual value, of the assets to their residual values over their estimated useful lives. The depreciation rate applicable to each category of property, plant and equipment is as follows:

Equipment	Estimated useful life (years)
Exploration equipment	5
Computer and software	2
Generator	5
Vehicles	4
Furniture and fixtures	10
Buildings	25

(k)Additional paid in capital

Additional paid in capital is presented at the value of the shares issued as the Company’s shares have no stated par value. Transaction costs directly attributable to the issuance of common shares are recognized as a deduction from equity. Transactions with shareholders are disclosed separately in equity.

The proceeds from the exercise of stock options or warrants together with amounts previously recorded in additional paid in capital over the vesting periods are recorded as additional paid in capital.

Unit placements

The Company uses the relative fair value method with respect to the measurement of shares and warrants issued as private placement units. Under the relative fair value method, the Company first determines the fair value of the common shares and warrants issued in a private placement, calculates the total fair value of the issued units, and then allocates the proceeds received between the common shares and warrants based on their respective percent of the total fair value.

(l)Share-based payments

The Company records stock-based compensation in accordance with ASC 718 (“Compensation – Stock Compensation”) using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

The cumulative expense is recognized for equity-settled transactions at each reporting date until the vesting date reflects the Company’s best estimate of the number of equity instruments that will ultimately vest. At the end of each reporting period, the Company re-assesses its estimates of the number of awards that are expected to vest and recognizes the impact of the revisions in the consolidated statements of loss and comprehensive loss. No expense is recognized for awards that do not ultimately vest.

Where the terms of an equity settled award are modified, the minimum expense recognized is the grant date fair value of the unmodified award, provided the original terms of the award are met. An additional expense or its reduction is recognized for any modification which increases or decreases the total fair value of the share-based payment arrangement or is otherwise beneficial to the employee as measured at the date of modification. Where an award is cancelled by the Company or the counterparty, any remaining element of the fair value of the award is expensed immediately or reversed through profit or loss, depending on the type of cancellation.

(m)Deferred Share Units (“DSUs”)

In the year ended December 31, 2022, the Company approved the adoption of a DSU plan. In accordance with ASC 718 (“Compensation – Stock Compensation”), this plan is a cash-settled share-based compensation program whereby the Company records the fair value of the liability at the date upon which it is incurred and adjusts the liability to the fair value at the end of each reporting period and at the date of settlement, with any changes in fair value recognized in profit or loss for the period.

The DSU Plan enables the Company upon approval by the Directors to grant DSU’s to eligible non-management directors. Upon granting DSU’s, the Company records stock-based compensation based on the number of units granted multiplied by the volume weighted average price of the Company’s common shares for the last five trading days (“5-day-VWAP”) immediately preceding the date of the grant.

The DSUs credited to the account of a director may only be redeemed following the date upon which the holder ceases to be a director. Depending upon the country of residence of a director, the DSUs may be redeemed at any time prior to December 15 in the calendar year following the year in which the holder ceases to be a director, and may be redeemed in as many as four installments. Upon redemption, the holder is entitled to a cash payment equal to the number of units redeemed multiplied by the 5-day-VWAP of the Company’s common shares on that date. The Company may elect, in its sole discretion, to settle the value of the DSUs redeemed in the Company’s common shares on a one-for-one basis, provided shareholder approval has been obtained on or prior to the relevant redemption date.

(n)Loss per share

The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on loss per common share is recognized on the use of the proceeds that could be obtained upon exercise of options, warrants and similar instruments. It assumes that the proceeds would be used to purchase common shares at the average market price during the period.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

Basic loss per common share is calculated using the weighted average number of common shares outstanding during the period and does not include outstanding options and warrants. Dilutive loss per common share is not presented differently from basic loss per share as the conversion of outstanding stock options and warrants into common shares would be anti-dilutive.

(o)Income taxes

The Company’s tax provision consists of taxes currently payable or receivable, plus any change during the period in deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settles. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that is it more likely than note that some portion of the deferred tax asset will not be realized.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if available evidence indicates it is more likely than not that the tax position will be fully sustained upon review by taxing authorities, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount with a greater than 50 percent likelihood of being realized upon ultimate settlement. For tax positions that are 50 percent or less likely of being sustained upon audit, the Company does not recognize any portion of that benefit in the financial statements.

(p)Derivative Liabilities

The Company evaluates its financial instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market at each balance sheet date and recorded as a liability and the change in fair value is recorded in the consolidated statements of operations. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instruments that become subject to reclassification are reclassified at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company uses the Black-Scholes model to value derivative liabilities.

3.CRITICAL ACCOUNTING JUDGMENTS, ESTIMATES AND ASSUMPTIONS

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make judgments, estimates and assumptions that can affect reported amounts of assets, liabilities, revenue and expenses and the accompanying disclosures. Estimates and assumptions are continuously evaluated and are based on management’s historical experience and on other assumptions

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

believed to be reasonable under the circumstances. However, different judgments, estimates and assumptions could result in outcomes that require a material adjustment to the carrying amount of assets or liabilities affected in future periods.

The area involving a higher degree of judgment or complexity, or areas where assumptions and estimates are significant to the consolidated financial statements are:

Critical Accounting Judgements:

(a)RTO – fair value

The fair value of the consideration exchanged for the RTO transaction are based on various factors such as the fair value of the assets acquired or liabilities assumed, the fair value of equity instruments issued, and any related acquisition costs.

The assumptions and estimates used in arriving at fair value figures are based on management’s judgments and relevant market data. The fair value of the equity instruments issued is determined based on market prices or valuation techniques that take into account factors such as expected share price volatility.

(b)Recoverability of exploration and evaluation assets

The ultimate recoverability of the exploration and evaluation assets with a carrying value of $8,594,798 at December 31, 2023, is dependent upon the Company’s ability to obtain the necessary financing to complete the exploration and development and commence profitable production at its projects, or alternatively, upon the Company’s ability to dispose of its interests therein on an advantageous basis. A review of the indicators of potential impairment is at minimum carried out at each period end.

Management undertakes a periodic review of these assets to determine whether any indication of impairment exists. Where an indicator of impairment exists, a formal estimate of the recoverable amount of the assets is made. An impairment loss is recognized when the carrying value of the assets is higher than the recoverable amount and when mineral license tenements are relinquished or have lapsed. In undertaking this review, management of the Company is required to make significant estimates of, among other things, discount rates, commodity prices, availability of financing, future operating and capital costs and all aspects of project advancement. These estimates are subject to various risks and uncertainties, which may ultimately have an effect on the expected recoverability of the carrying values of the assets.

(c)Restoration provisions

Management’s best estimates regarding the restoration provisions are based on the current economic environment. Changes in estimates of contamination, restoration standards and restoration activities result in changes to provisions from period to period. Actual restoration provisions will ultimately depend on future market prices for future restoration obligations. Management has determined that the Company has no restoration obligations at December 31, 2023.

(d)Going concern

Consolidated financial statements are prepared on a going concern basis unless management either intends to liquidate the Company or has no realistic alternative to do so. Assessment of the Company’s ability to continue as a going concern requires the consideration of all available information about the future, which is at least, but not limited to, twelve months from the end of the reporting period. This information includes estimates of future cash flows and other factors, the outcome of which is uncertain. When management is aware,

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

in making its assessment, of material uncertainties related to events or conditions that may cast substantial doubt upon the Company’s ability to continue as a going concern those uncertainties are disclosed.

Critical Accounting Estimates

(a)Valuation of share-based compensation and warrants

The Company estimates the fair value of warrants and options using the Black-Scholes Option Pricing Model which requires significant estimation around assumptions and inputs such as expected term to maturity, expected volatility and expected forfeiture rates. Note 13 of the consolidated financial statements contains further details of significant assumptions applied to these areas of estimation.

(b)Deferred tax

Tax benefits from uncertain tax positions may be recognized when it is probable that the Company will be able to use deductible temporary differences against taxable profit: (i) whether a tax position, based solely on its technical merits, is probable to be sustained upon examination, and (ii) measuring the tax benefit as the expected value or most likely amount taking into consideration which method better predicts the realized amounts upon ultimate settlement.

Furthermore, the Corporation uses the asset and liability method in accounting for deferred taxes and mining duties. Under this method, deferred taxes are recognized for future income tax. In preparing these estimates, management is required to interpret substantially enacted legislation as well as economic and business conditions along with management’s tax and corporate structure plans which may impact taxable income in future periods.

(c)Estimated useful lives and depreciation of property, plant and equipment

Depreciation of property, plant and equipment is dependent upon estimates of useful lives which are determined through the exercise of judgment. The assessment of any impairment of these assets is dependent upon estimates of recoverable amounts that take into account factors such as economic and market conditions and the useful lives of assets.

4.AMALGAMATION

On April 26, 2022, PNRC and NAN entered into a definitive amalgamation agreement (the “Amalgamation Agreement”) in respect of their previously-announced RTO transaction, pursuant to which PNRC would “go-public” by way of a reverse acquisition of NAN.

Transaction Particulars

Pursuant to the Amalgamation Agreement:

(a)	NAN’s subsidiary, 1000178269 Ontario Inc. (“NAN Subco”), amalgamated with PNRC under Section 174 of the OBCA to form one corporation;
(b)	Holders of PNRC shares exchanged their shares at a rate of 1.054 shares of NAN for each share of PNRC “the “Exchange Ratio”), after giving effect to a 5-to-1 share consolidation for each outstanding share of NAN; and

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

(c)	the transactions resulted in an RTO of the Company in accordance with the policies of the TSXV, all in the manner contemplated by, and pursuant to, the terms and conditions of the Amalgamation Agreement.

In connection with the RTO, NAN, among other things: (a) changed its name to “Premium Nickel Resources Ltd.”; (b) changed its stock exchange ticker symbol to “PNRL”; and (c) reconstituted the board of directors and management of the Company. The outstanding options of PNRC immediately prior to the effective time of the RTO were exchanged and adjusted pursuant to the terms of the Amalgamation Agreement such that holders thereof were entitled to acquire, following the closing of the RTO, options of the Company after giving effect to the Exchange Ratio, as applicable.

Pursuant to the Amalgamation Agreement, the Company issued 82,157,536 common shares of the Company (on a post-consolidation basis) in exchange for 77,948,368 outstanding shares of PNRC immediately prior to the effective time of the RTO. Immediately after giving effect to the RTO Transaction, the Company was owned approximately 72.1% by persons who were shareholders of PNRC prior to the RTO and 27.9% by persons who were shareholders of NAN prior to the RTO.

Prior to this exchange, NAN had 31,748,399 shares outstanding (on a post-consolidation basis). Taking into account the composition of the board and senior management and the relative ownership percentages of NAN and PNRC shareholders in the newly combined enterprise, from an accounting perspective PNRC is considered to have acquired NAN, and hence the transaction has been recorded as a reverse takeover.

The transaction is accounted for as a capital transaction of PNRC and equivalent to the issuance of shares by PBRC for the net assets of NAN accompanied by a recapitalization as NAN did not qualify as a business according to the definition in ASC 805 “Business Combinations” and met the definition of a non-operating public shell. As a result, the transaction has been accounted for as an asset acquisition with PNRC being identified as the acquirer and NAN being treated as the accounting acquiree. PNRC is the continuing entity.

The purchase price was determined based on the number of shares that PNRC would have had to issue on the date of closing to give the owners of NAN the same percentage equity (27.9%) of the combined entity as they held subsequent to the reverse takeover.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

The costs of the acquisition have been allocated as follows:

$
FV of shares transferred	77,431,152
FV of options, warrants and agent warrants	9,665,577
FV of preferred shares	31,516
Settlement of pre-existing relationship – 15% warrant and shares*	(47,985,863)

Total FV of consideration transferred	39,142,383

Cash	11,051,917
Trade and other receivables	450,522
Property, plant and equipment	14,111
Trade payables and accrued liabilities	(1,548,582)
Net assets acquired	9,967,968

Reduction to additional paid-in capital as a result of the recapitalization	29,174,415
39,142,383

*Pre-existing relationship

Before the closing of the RTO, NAN owned 7,667,707 common shares of PNRC and a 15% warrant which entitled NAN to purchase common shares of PNRC for up to 15% of the then outstanding capital of PNRC upon payment of USD 10,000,000 prior to the fifth anniversary of the date of issue (the “15% Warrant”). Prior to the date that the Amalgamation became effective, the PNRC shares and the 15% Warrant held by NAN were contributed to NAN Subco, as part of the securities contribution, resulting in such securities being cancelled at law by operation of the triangular amalgamation.

Prior to the RTO, the fair value of the 15% Warrant and the shares held by NAN were $28,275,255 and $19,710,608, respectively. The fair value of the shares was calculated based on the last offer price of PNRC’s financing prior to the RTO, and the fair value of the warrants was calculated using the Black-Sholes Model with the following assumptions: expected life of 2.57 years, expected dividend yield of 0%, a risk free rate of 3.14% and an expected volatility of 141.63%. As they were the securities contributed by NAN on the closing of the RTO, the fair value of the warrants and shares were included as part of the consideration on the acquisition date.

Pursuant to the RTO, an aggregate of 8,827,250 options to purchase common shares of the Company (“Replacement Options”) were issued (on a post 5:1 consolidation basis) to the former holders of options to purchase common shares of PNRC (prior to the RTO) (“PNRC Options”) in exchange for 8,375,000 PNRC Options. The Replacement Options issued to the former holders of PNRC Options were on the same terms and conditions as those exchanged by PNRC holders except all the previously unvested options vested immediately. Immediately prior to the completion of the RTO, PNRC had 2,383,333 unvested options outstanding which re-evaluated at a fair value of $5,138,022 upon the completion of the RTO.

Given that the RTO has been accounted for as a reverse takeover of NAN by PNRC, from an accounting perspective, PNRC was deemed to have issued options and warrants to the former security holders of NAN. Immediately prior to the closing of the RTO, NAN had 2,995,794 options and 2,228,340 warrants outstanding, respectively, as well as 118,186 preferred shares that could be converted to 13,131 common shares of NAN (on a post-consolidation basis). The aggregate fair value of such 2,995,794 options, 2,228,340 warrants

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

and 118,186 preferred shares of NAN was $9,665,577, and this amount was included as a component of the purchase price. Costs related to the transaction were $2,327,125 and were expensed as incurred.

The fair value of NAN’s options and warrants as at August 3, 2022 was calculated using the following assumptions:

As of August 3, 2022	Warrants	Options
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%
Share price of last financing	$0.48	$0.48
Expected share price volatility	64.91% -113.22%	133.15% - 143.3%
Risk free interest rate	3.18%	2.85% - 3.08%
Remaining life of warrants & options	–.03 - 2 years	2.56 – 4.23 years

For purposes of determining the fair value of the share consideration exchanged on the RTO, the shares of PNRC were valued at USD 2.00 per share, the offering price for the PNRC shares on the last PNRC equity financing prior to the RTO.

The RTO resulted in a loss of $29,174,415 with respect to the fair value of the consideration transferred over the fair value of identifiable net assets, which has been recorded as a reduction to equity during the year ended December 31, 2022.

5.OTHER RECEIVABLES

A summary of the other receivables as at December 31, 2023 and December 31, 2022 is detailed in the table below:

	December 31, 2023	December 31, 2022
	$	$
HST paid on purchases	301,618	445,128
VAT paid on purchases	223,776	359,502
Other receivables	7,441	—
	532,835	804,630

6.EXPLORATION AND EVALUATION ASSETS

	Botswana
	Selebi	Selkirk	Total
	$	$	$
Acquisitions
Balance, December 31, 2021	—	—	—
Acquisition costs	8,251,518	327,109	8,578,627
Balance, December 31, 2022	8,251,518	327,109	8,578,627
Addition costs	483,883	—	483,883
Foreign currency translation	(449,878)	(17,834)	(467,712)
Balance, December 31, 2023	8,285,523	309,275	8,594,798

The exploration and evaluation assets of the Company consist of the acquisition costs of mining assets located in Botswana.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

The following is a description of the Company’s exploration and evaluation assets and the related spending commitments:

Botswana Assets - Selebi and Selkirk

On September 28, 2021, the Company executed the Selebi Asset Purchase Agreement (“the “Selebi APA”) with the BCL liquidator to acquire the Selebi Assets formerly operated by BCL. On January 31, 2022, the Company closed the transaction and ownership of the Selebi Assets transferred to the Company.

Pursuant to the Selebi APA, the aggregate purchase price payable to the seller for the Selebi Assets shall be the sum of $76,862,200 (USD 56,750,000) which amount shall be paid in three instalments:

●	$2,086,830 (USD 1,750,000) payable on the closing date. This payment has been made.
●	$33,860,000 (USD 25,000,000) upon the earlier of: (a) approval by the Ministry of Mineral Resources, Green Technology and Energy Security (“MMRGTES”) of the Company’s Section 42 and Section 43 Applications (further extension of the mining license and conversion of the mining license into an operating license, respectively), and (b) on the expiry date of the study phase, January 31, 2025, which can be extended for one year with written notice.
●	The third instalment of $40,632,000 (USD 30,000,000) is payable on the completion of mine construction and production start-up (commissioning) by the Company on or before January 31, 2030, but not later than four years after the approval by the Minister of MMRGTES of the Company’s Section 42 and Section 43 Applications.
●	Payment of care and maintenance funding contribution in respect of the Selebi Assets for a total of $6,164,688 (USD 5,178,747) from March 22, 2021 to the closing date. This payment has been made.

The total acquisition cost of the Selebi Assets included the first instalment of $2,086,830 (USD 1,750,000) and the payment of the care and maintenance funding contribution of $6,164,688 (USD 5,178,747) for the assets. As per the terms and conditions of the Selebi APA, the Company has the option to cancel the second and third payments and give back the Selebi Assets to the liquidator in the event where the Company determines that the Selebi Assets are not economical. The Company also has an option to pay in advance the second and third payments in the event where the Company determines that the Selebi Assets are economical.

In addition to the Selebi APA, the purchase of the Selebi Assets is also subject to a contingent compensation agreement as well as a royalty agreement with the liquidator.

PNRC also negotiated a separate asset purchase agreement (the “Selkirk APA”) with the liquidator of TNMC to acquire the Selkirk deposit and related infrastructure formerly operated by TNMC on January 20, 2022. The transaction closed on August 22, 2022.

The Selkirk APA does not provide for a purchase price or initial payment for the purchase of the assets. The acquisition cost of the Selkirk Mine of $327,109 (USD 244,954) was the care and maintenance funding contribution from April 1, 2021 to the closing date of the Selkirk APA. The Selkirk APA provides that if the Company elects to develop the Selkirk Mine first, the payment of the second Selebi instalment of $33,860,000 (USD 25,000,000) would be upon the approval by the Minister of MMRGTES of the Company’s Section 42 and Section 43 Applications (further extension of the Selkirk mining license and conversion of the Selkirk mining license into an operating license, respectively). For the third Selebi instalment of $40,632,000 (USD 30,000,000), if the Selkirk Mine were to be commissioned earlier than the Selebi Mines, the payment would trigger on the Selkirk Mine’s commission date.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

On August 16, 2023, the Company entered into a binding commitment letter with the Liquidator of BCL Limited, which is subject to customary final documentation, to acquire a 100% interest in two additional deposits (“Phikwe South” and the “Southeast Extension”) located adjacent to and immediately north of the Selebi North mine. The impact is to extend the northern boundary of the Selebi Mining License by 3.7 kilometres and increase the Selebi Mining License area from 115.0 square kilometres to 153.7 square kilometres. While the remaining historic resources at Phikwe South and Southeast Extension occur within the expanded Selebi Mining License, the amended license intentionally does not include the historic mine workings and infrastructure at these previously-producing properties, and the Company has no liability for historic environmental issues at those sites.

The upfront cost to the Company to acquire these additional mineral properties is USD1,000,000. In addition, the Company agreed to additional work commitments of USD5,000,000 in the aggregate over the next four years. As a result of the extension of the Selebi Mining License, the remaining asset purchase obligations of the Company outlined in the original Selebi Mines asset purchase agreement with the Liquidator will each increase by 10%, $7,436,000 (USD 5,500,000) in total, while the trigger events remain unchanged. The existing 2% net smelter royalty (“NSR”) held by the Liquidator with respect to production from the Selebi Mining License will also apply to production from these additional deposits, subject to the Company’s existing buy-back right for 50% of the NSR (Note 12). The acquisition of the Phikwe South and Southeast Extension deposits has not yet closed as at December 31, 2023.

General Exploration Expenses

Details of the general exploration expenses by nature are presented as follows:

For the year ended December 31, 2023:

	Botswana
	Selebi	Selkirk	Total
	$	$	$
Site operations & administration	854,277	283,163	1,137,440
Care and maintenance	2,633,418	—	2,633,418
Geology	3,044,671	155,255	3,199,926
Drilling	3,313,797	6,791	3,320,588
Geophysics	1,860,531	137,883	1,998,414
Engineering	5,115,616	42,484	5,158,100
Environmental, social and governance	417,002	—	417,002
Metallurgy and processing	80,770	186,260	267,030
Technical studies	25,273	7,835	33,108
Health and safety	322,591	1,013	323,604
Water treatment project	140,545	—	140,545
Mine re-development	398,500	64,583	463,083
Licensing and others	87,405	—	87,405
Total	18,294,396	885,267	19,179,663

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

For the year ended December 31, 2022:

	Botswana
	Selebi	Selkirk	Total
	$	$	$
Site operations & administration	1,588,871	45,740	1,634,611
Care and maintenance	5,137,228	—	5,137,228
Geology	1,560,892	162,532	1,723,424
Drilling	7,146,446	8,546	7,154,992
Geophysics	1,646,847	12,553	1,659,400
Engineering	1,953,239	66,239	2,019,478
Environmental, social and governance	196,131	34,986	231,117
Metallurgy and processing	75,362	4,762	80,124
Technical studies	46,397	12,106	58,503
Health and safety	275,118	—	275,118
Water treatment project	14,055	—	14,055
Mine re-development	—	—	—
Licensing and others	169,651	—	169,651
Total	19,810,237	347,464	20,157,701

7.PROPERTY, PLANT AND EQUIPMENT

The tables below set out costs and accumulated amortization as at December 31, 2023 and December 31, 2022.

	Land and	Exploration					Computer
	Buildings (ROU	Equipment	Exploration	Furniture and			and
	Assets)	(ROU Assets)	Equipment	Fixtures	Generator	Vehicles	software	Total
Cost	$	$	$	$	$	$	$	$
Balance – December 31, 2022	3,077,420	—	11,973	126,605	31,381	241,884	1,950	3,491,213
Additions	—	1,023,615	4,190,484	65,998	8,557	187,310	585,561	6,061,525
Foreign currency translation	(167,783)	—	—	(704)	(1,711)	(31,162)	(20,104)	(221,464)
Balance – December 31, 2023	2,909,637	1,023,615	4,202,457	191,899	38,227	398,032	567,407	9,331,274

	Land and	Exploration					Computer
Accumulated	Building (ROU	Equipment	Exploration	Furniture and			and
Depreciation	Assets)	(ROU Assets)	Equipment	Fixtures	Generator	Vehicles	software	Total
Balance – December 31, 2022	51,123	—	1,447	1,872	562	39,589	1,950	96,543
Depreciation during the year	119,133	85,301	306,112	14,030	6,212	69,997	143,998	744,783
Foreign currency translation	—	—	—	3,177	1,775	(3,503)	—	1,449
Balance – December 31, 2023	170,256	85,301	307,559	19,079	8,549	106,083	145,948	842,775

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

		Exploration					Computer
Carrying	Land (ROU	Equipment	Exploration	Furniture and			and
Value	Assets)	(ROU Assets)	Equipment	Fixtures	Generator	Vehicles	Software	Total
Balance – December 31, 2022	3,026,297	—	10,526	124,733	30,819	202,295	—	3,394,670
Balance – December 31, 2023	2,739,381	938,314	3,894,898	172,820	29,678	291,949	421,459	8,488,499

Additions to property, plant and equipment during the year ended December 31, 2023 included the purchase of drilling equipment for $1,023,000 through a lease agreement with a drilling company (Note 11) as well as vehicles financed through a local Botswana bank.

	Land and	Furniture				Computer
	Buildings (ROU	and	Exploration			and
	Assets)	Fixtures	Equipment	Generator	Vehicles	software	Total
Cost	$	$	$	$	$	$	$
Balance – December 31, 2021	—	—	—	—	—	—	—
Additions	3,077,420	126,605	11,973	31,381	241,884	1,950	3,491,213
Balance – December 31, 2022	3,077,420	126,605	11,973	31,381	241,884	1,950	3,491,213

	Land and	Furniture				Computer
Accumulated	Buildings (ROU	and	Exploration			and
Depreciation	Assets)	Fixtures	Equipment	Generator	Vehicles	software	Total
Balance – December 31, 2021	—	—	—	—	—	—	—
Depreciation during the year	51,123	1,872	1,447	562	39,589	1,950	96,543
Balance – December 31, 2022	51,123	1,872	1,447	562	39,589	1,950	96,543

		Furniture				Computer
	Buildings (ROU	and	Exploration			and
Carrying Value	Assets)	Fixtures	Equipment	Generator	Vehicles	Software	Total
Balance – December 31, 2021	—	—	—	—	—	—	—
Balance – December 31, 2022	3,026,297	124,733	10,526	30,819	202,295	—	3,394,670

8.TRADE PAYABLES AND ACCRUED LIABILITIES

	December 31, 2023	December 31, 2022
	$	$
Amounts due to related parties (Note 14)	93,795	43,235
Trade payables	2,383,196	3,660,519
Accrued liabilities	1,803,155	321,962
	4,280,146	4,025,716

9.PROMISSORY NOTE

On November 21, 2022, the Company announced a $7,000,000 bridge loan (the “Bridge Loan”) financing from Pinnacle Island LP (the “Lender”). The Bridge Loan financing closed on November 25, 2022 and net proceeds of $6,740,000 were received by the Company (after deducting the commitment fee of $260,000). The Bridge Loan was evidenced by the issuance of a Promissory Note by the Company to the Lender (the “Promissory Note”). The Promissory Note had a principal amount of $7 million and bore interest at a rate of 10% per annum, calculated monthly and initially payable on February 22, 2023, being the maturity date of the Promissory Note, with

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

a right of the Company to extend the maturity date to March 22, 2023 by providing written notice to the Lender by February 15, 2023. The Company extended the maturity to March 22, 2023.

On March 17, 2023, the Company entered into an amended and restated Promissory Note (the “A&R Promissory Note”) extending the maturity of the Promissory Note from March 22, 2023 to November 24, 2023 (the “Extension”). All other terms of the Promissory Note remained the same. In connection with the Extension and entry into of the A&R Promissory Note, the Company agreed to pay an amendment and restatement fee of $225,000 and issued 350,000 non-transferable common share purchase warrants to the Lender (the “Lender Warrants”). Each Lender Warrant is exercisable to acquire one common share of the Company at a price of $1.75 per common share for a period of one year from the date of the A&R Promissory Note. In connection with the Extension and issuance of the Lender Warrants, the 119,229 common share purchase warrants previously issued to the Lender in connection with the initial issuance of the Promissory Note were cancelled concurrently with the Extension.

In connection with the A&R Promissory Note, $341,370 of interest was paid to the Lender as at December 31, 2023 (December 31, 2022 - $70,959). Accretion of the warrant value and transaction fee for a total of $341,117 (December 31, 2022 – Nil) were recorded in the consolidated statements of comprehensive loss.

The fair value of the liability of the Lender Warrants was estimated at $116,177 using the Black-Scholes Option Pricing Model. The fair value of the Lender Warrants and the amendment and restatement fee of $225,000 was added to the liability of the A&R Promissory Note and amortized over the remaining life of the A&R Promissory Note.

On June 28, 2023, the Company repaid the Promissory Note in full including accrued interest of $412,329, and restatement fee of $225,000 for an aggregate amount of $7,637,329.

The fair value of the Lender warrants was calculated using the following assumptions:

	March 31, 2023
Expected dividend yield	0%
Stock price	$1.40
Expected share price volatility	77.2%
Risk free interest rate	3.49%
Expected life of warrant	1	year

The volatility was determined by calculating the historical volatility of stock prices of the Company over one year using daily closing prices. The formula used to compute historical volatility is the standard deviation of the logarithmic returns.

10.TERM LOAN

On June 28, 2023, the Company closed a financing with Cymbria Corporation (“Cymbria”), EdgePoint Investment Group Inc. and certain other entities managed by it (“EdgePoint”) for aggregate gross proceeds to PNRL of $33,999,200. The financing included three concurrent and inter-conditional transactions (collectively the “Financing Transactions”) comprised of an equity offering of units for $16,249,200 (the “Equity Financing”), a three year term loan of $15,000,000 (the “Term Loan”) and option payments of $2,750,000 (the “Option Payment”) to acquire a 0.5% net smelter returns royalty on the Company’s Selebi Mines and Selkirk Mine in certain circumstances upon payment of further consideration (Note 12).

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

The Term Loan has a principal amount of $15,000,000 and bears interest at a rate of 10% per annum payable quarterly in arrears. The principal amount of the Term Loan will mature and be payable on the third anniversary of the date of issue. The obligations of the Company pursuant to the Term Loan are fully and unconditionally guaranteed by each of the Company’s existing and future subsidiaries. The Term Loan is secured by a pledge of all the shares of the Company’s subsidiaries as well as by way of a general security agreement at the parent level and debentures and hypothecations at the subsidiary level. The Term Loan is subject to certain covenants and provisions on events of default, repayments and mandatory prepayments including:

●	increase in the interest rate payable on the Term Loan to 15% per annum upon the occurrence of an event of default;
●	the Company may prepay all or any portion of the principal amount outstanding with a minimum repayment amount of $500,000 and in an integral multiple of $100,000, together with all accrued and unpaid interest on the principal amount being repaid;
●	if prepayment occurs within one year of the closing date, a prepayment fee in an amount equal to 10% of the principal amount of the Term Loan being prepaid less interest paid or payable on or prior to the date of prepayment attributable to the portion of the Term Loan (“Prepayment Fee”);
●	mandatory prepayment shall be made when the Company has non-ordinary course asset sales or other dispositions of property or the Company receives cash from the issuance of indebtedness for borrowed money and all of the net cash proceeds from assets sales or new loans shall be applied to repay the principal amount of the Term Loan together with all accrued and unpaid interest on the principal amount being repaid as well as the Prepayment Fee if such mandatory prepayment occurs within one year of the closing date; and
●	in the event of change of control, the Company shall repay the Term Loan in full plus a fee equal to 10% of the then-outstanding principal amount of the Term Loan.

In connection with the Term Loan, the Company issued an aggregate of 2,000,000, non-transferable common share purchase warrants (the “Non-Transferable Warrants”) to Cymbria. Each Non-Transferable Warrant is excisable by Cymbria to purchase one common share upon payment of the cash purchase price of $1.4375 per common share for a period of three years from the issuance thereof.

Further, on December 14, 2023, in accordance with the terms of a second amended and restated commitment letter dated December 3, 2023 (the “Second A&R Commitment Letter”), the Company and Cymbria closed an amendment to the terms of their existing Term Loan pursuant to which the Company increased the principal amount of the Term Loan by $5,882,353 (the “Additional Principal Amount”) from $15,000,000 to $20,882,353. The Additional Principal Amount was subject to an original issue discount of approximately 15% and was advanced by the Lender to the Company as a single advance of $5,000,000. The Additional Principal Amount forms a part of the Term Loan and, except as otherwise set out in the Second A&R Commitment Letter, is on the same terms and conditions applicable to the Term Loan. For certainty, the Additional Principal Amount bears interest at a rate of 10% per annum calculated and payable quarterly in arrears and will mature and be payable on June 28, 2026, which, in each case, is consistent with the terms and conditions applicable to the Term Loan. As consideration for entering into the Amended Term Loan, the Company issued an additional 700,000 non-transferable common share purchase warrants (collectively, the “Additional Warrants”) to the Lender, with each Additional Warrant entitling the Lender to acquire one common share at a price of $1.4375 per common share until June 28, 2026. The shares issued for exercise of the Additional Warrants are subject to a hold period of four months plus a day from the date of issue and the resale rules of applicable securities legislation and policies of the Exchange.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

The Company evaluated the amendment of the Term Loan and determined that it qualified as a non-substantial modification under ASC 470. Therefore, a new effective interest rate was determined based on the carrying amount of the original debt instrument, adjusted for the fair value of the Additional Warrants resulting from the modification, and the revised cash flows.

The fair value of the Non-Transferable Warrants was estimated at $1,435,350 and $275,961 respectively, using the Black-Scholes Option Pricing Model. At initial closing, the accounting was based on relative fair value under ASC 470, with proceeds and transaction costs allocated between the Term Loan and the Non-Transferrable Warrants. The Non-Transferrable Warrants were allocated $1,352,054, including $83,296 in transaction costs. The Additional Warrants were accounted for as transaction costs for obtaining the Additional Principal Amount. As such, $1,352,054 and $275,961 respectively were recorded in equity.

The fair value of the Non-Transferable Warrants was calculated using the following assumptions:

	June 28, 2023		December 14, 2023
Expected dividend yield	0%		0%
Stock price	$1.35		$1.14
Expected share price volatility	92.06%		63.54%
Risk free interest rate	4.13%		3.73%
Expected life of warrant	3	years	2.54	years

The Company used $7,637,329 of the proceeds from the Term Loan to prepay all principal, interest and fees owing by the Company pursuant to the A&R Promissory Note dated March 17, 2023 in favour of Pinnacle Island LP (Note 9).

For the year ended December 31, 2023, The Company paid $793,392 of interest costs to Cymbria.

The following is a continuity of the Term Loan

$
Principal amount of the Term Loan	15,000,000
Fair value of the attached warrants	(1,435,350)
Term Loan at fair value on issuance, June 28, 2023	13,564,650
Transaction costs	(787,175)
Accretion of warrant value and transaction costs	631,540
Fair value of loan as of December 14, 2023	13,409,015
Additional principal amount of loan on Dec 14, 2023	5,882,353
Loan issue discount	(882,353)
Fair value of the attached warrants	(275,961)
Transaction fee for modification	(219,212)
Fair value of modified loan as of December 14, 2023	17,913,842
Accretion of warrant value and transaction costs	42,581
17,956,423

Fort Capital Partners acted as financial advisor to PNRL on the Financing Transactions and was paid cash fees of $375,000 and $147,059 by PNRL, equal to 2.5% of the original principal amount and the Additional Principal Amount, respectively. Legal fees related to the Financing Transactions totaled $736,067, of which $495,471 was allocated to the original Term Loan. Legal fees of $72,153 associated with the Second A&R Commitment Letter were recorded and amortized over the remaining terms of the loan. As noted above, certain

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

transaction costs in relation to the original principal amounts were allocated to the Non-Transferrable Warrants based on the relative fair value method under ASC 470.

11.LEASE LIABILITY

	December 31, 2023	December 31, 2022
	$	$
Lease liabilities, beginning of the year	2,731,394	—
Lease additions	1,035,000	3,213,404
Lease payments	(2,241,906)	(550,295)
Interest expense on lease liabilities	301,098	68,285
Impact of FX translation	(214,443)	—
Lease liabilities, end of the year	1,611,143	2,731,394
Current portion of lease liability (less than one year)	1,611,143	1,365,697
Long-term lease liability (one to five years)	—	1,365,697

Syringa Lodge

On July 9, 2022, the Company executed a sales agreement (the “Lodge Agreement”) with Tuli Tourism Pty Ltd. (the “Seller”) for the Syringa Lodge (the “Lodge”) in Botswana.

As per the Lodge Agreement, the aggregate purchase price payable to the Seller shall be the sum of $3,213,404 (BWP 30,720,000). A deposit of $482,011 (BWP 4,608,000) was paid on August 17, 2022. The balance is payable in two installments of $1,365,697 (BWP 13,056,000) on each of July 1, 2023 and August 1, 2024. The payment due on July 1, 2023 was made to the Seller.

In addition to the above purchase price, the Company is required to pay to the Seller an agreed interest amount in twelve equal monthly instalments of $13,657 (BWP 130,560) followed by twelve equal monthly instalments of $6,828 (BWP 65,280). The implied discount rate for the arrangement is 6%. The Company recognized a finance lease for this lease.

Drilling Equipment

On March 14, 2023, the Company entered into a drilling equipment supply agreement (the “Equipment Agreement”) with Forage Fusion Drilling Ltd. (“Forage”) to purchase specific drilling equipment on a “rent to own” basis with the purchase price to be paid in monthly payments.

As per the Equipment Agreement, the aggregate purchase price payable to Forage is $2,942,000. A deposit of $1,700,000 was paid in March 2023. The balance is payable in twelve equal monthly instalments of $103,500. The equipment arrived at the site in July 2023. Based on the stated equipment purchase price of $2,735,000 and monthly installments, the implied interest rate for the arrangement is 35%. The Company recognized a finance lease for this lease.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

The following table presents lease cost and other supplemental lease information:

	December 31,	December 31,
	2023	2022
	$	$
Finance lease cost:
Amortization of right-of-use assets	204,434	51,124
Interest expense on lease liabilities	301,098	68,285
Cash paid for finance lease liabilities	(2,241,906)	(550,295)

12.NSR OPTION

Concurrently with the closings of the Equity Financing and the Term Loan on June 28, 2023, Cymbria paid an aggregate of $2,750,000 (“Option Payment”) to two subsidiaries of PNRL to acquire a right to participate with such subsidiaries in the exercise of certain contractual rights, as and when the same may be exercised by such subsidiaries. The Option Payment was allocated to PNRP and PNGP (defined below) for $2,500,000 and $250,000, respectively.

As the NSR options are exercisable entirely at the discretion of Cymbria and the underlying projects are in the exploration stage, the fair value of the call and put on the option as at December 31, 2023 is Nil. The Option payment received in cash was recorded as a non-current liability.

PNRL’s indirect wholly-owned subsidiary Premium Nickel Resources Proprietary Limited (“PNRP”) acquired the Selebi Mines in January 2022 out of liquidation. Pursuant to the acquisition agreement, the liquidator retained a 2% net smelter returns royalty on the Selebi Mines (the “Selebi NSR”). PNRP has a contractual right to repurchase one-half of the Selebi NSR at a future time on payment by PNRP to the liquidator of USD 20,000,000.

PNRL’s indirect wholly-owned subsidiary Premium Nickel Group Proprietary Limited (“PNGP”) acquired the Selkirk Mine in August 2022 out of liquidation. Pursuant to the acquisition agreement, the liquidator retained a 1% net smelter returns royalty on the Selkirk Mine (the “Selkirk NSR” and together with the Selebi NSR, the “NSRs”). PNGP has a contractual right to repurchase the entirety of the Selkirk NSR at a future time on payment by PNGP to the liquidator of USD 2,000,000.

Each of PNRP and PNGP has agreed to grant Cymbria, in exchange for the Option Payment, an option to participate in any such repurchase of the applicable portion of its NSR from the relevant liquidator. Cymbria will, following the exercise of its option to participate in any such repurchase, acquire a 0.5% net smelter returns royalty on the applicable property by paying an amount equal to one half of the repurchase price payable by PNRP or PNGP pursuant to the applicable NSR, less the Option Payment paid at closing pursuant to the relevant option agreement among Cymbria and PNRP or PNGP, as applicable. Cymbria has the right to put its options back to PNRP and PNGP in certain circumstances in return for the reimbursement of the applicable portion of the Option Payment.

Under the NSR option purchase agreements, Cymbria could acquire a 0.5% net smelter returns royalty on the Company’s Selebi Mines and Selkirk Mine upon payment of $10,675,231 (USD 8,102,500) and $1,067,523 (USD 810,250), respectively.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

13.SHARE CAPITAL, WARRANTS AND OPTIONS

The authorized capital of the Company comprises an unlimited number of common shares without par value and 100,000,000 Series 1 convertible preferred shares without par value.

a)Common Shares Issued and Outstanding

During the year ended December 31, 2023, the Company completed the following financing transactions:

On February 24, 2023, the Company issued 4,437,184 common shares at a price of $1.75 per share for gross proceeds of $7,765,072 upon the closing of a brokered private placement (the “Offering”). In connection with the Offering, the Company: (a) paid to the agents a cash commission of $473,383, equal to 6% of the gross proceeds (other than on certain president’s list purchasers on which a cash commission of 3% was paid); and (b) issued to the agents that number of non-transferable broker warrants of the Company (the “Broker Warrants”) as is equal to 6% of the number of common Shares sold under the Offering (other than on common shares issued to president’s list purchasers on which Broker Warrants equal to 3% were issued). Each Broker Warrant is exercisable to acquire one common share at an exercise price of $1.75 per common share until February 24, 2025. A total of 221,448 broker warrants were issued to the agents under the Private Placement. The fair value of the warrants was estimated at $167,939 using the Black-Scholes Option Pricing Model. Legal fees related to the Offering of $133,164 were also recorded as a share issuance cost.

On June 28, 2023, the Company issued 14,772,000 units at a price of $1.10 per unit to EdgePoint for aggregate gross proceeds of $16,249,200 upon the closing of the Financing Transactions. Each unit comprises one common share of PNRL and 22.5% of one whole common share purchase warrant (each a “Transferable Warrant” and together the “Transferable Warrants”). The total whole number of Transferable Warrants issuable in the Equity Financing is 3,324,000. Each Transferable Warrant may be exercisable by the holder thereof to purchase one common share at an exercise price of $1.4375 per common share for a period of three years. The fair value of the Transferable Warrants was estimated at $1,898,349 using a proportionate allocation method based on the fair value of each component (shares and warrants). The fair value of the warrants is calculated using the Black-Scholes Option Pricing Model while the fair value of the shares is determined by the stock price on the closing date of the Equity Financing times the total number of shares issued.

Fort Capital Partners acted as financial advisor to PNRL on the Financing Transactions and was paid cash fees of $812,460 by PNRL, equal to 5.0% of the gross proceeds of the equity portion of the Financing Transactions. Legal fees related to the Financing Transactions (Note 10) totaled $736,067, of which $240,596 was recorded as share issuance cost.

The fair value of the warrants in connection with the above two financing transactions were calculated using the following assumptions:

	February 24, 2023		June 28, 2023
Expected dividend yield	0%		0%
Stock price	$1.73		$1.35
Expected share price volatility	77.52%		92.06%
Risk free interest rate	4.28%		4.13%
Expected life of warrant	2	years	3	years

The volatility was determined by calculating the historical volatility of stock prices of the Company over a period as the expected life of warrants using daily closing prices. The formula used to compute historical volatility is the standard deviation of the logarithmic returns.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

On December 14, 2023, the company closed an equity and debt financing package of approximately $21.6 million, comprised of a broker private placement (the “Private Placement”) and amended Term Loan (Note 10). The Private Placement was completed in accordance with the terms of an agency agreement dated December 14, 2023 and entered into by the Company with Cormark Securities Inc. and BMO Capital Markets, as co-lead agents, and Canaccord Genuity Corp., Fort Capital Securities Ltd. and Paradigm Capital Inc. (collectively, the “Agents”). Under the offering of the Private Placement, the Company issued an aggregate of 13,133,367 common shares at a price of $1.20 per common share for aggregate gross proceeds of $15,760,040. In consideration for the services provided by the Agents under the offering, the Company paid to the Agents an aggregate cash commission of $796,983, representing 6% of the gross proceeds of the offering (other than in respect of subscribers included on a president’s list formed by the Company, for which a reduced commission of 3% of the gross proceeds was paid). In connection with the Private Placement, EdgePoint exercised its participation right in respect of the offering (the “Participation Right”) and subscribed for an aggregate 1,265,800 common shares. EdgePoint was granted the Participation Right pursuant to the terms of a subscription agreement between the Company and EdgePoint dated June 28, 2023.

As at December 31, 2023, the Company had 149,300,920 common shares issued and outstanding (December 31, 2022 – 116,521,343).

2022

In April 2022, PNRC completed a non-brokered private placement of 8,936,167 shares at a price of USD 2.00 per share for gross proceeds of $22,388,599 (USD 17,731,238). In connection with the private placement, PNRC paid to eligible finders ( “Finders”): (a) a cash commission equal to 6% of the gross proceeds raised from subscribers introduced to the Company by such Finders, being an aggregate of $1,535,727; and (b) that number of common shares equal to 6% of the units attributable to the Finders under the private placement, being an aggregate of 70,548 shares with a total value of $176,398 at the offer price of the private placement.

On August 3, 2022, PNRC combined with NAN in a reverse takeover transaction whereby shareholders of PNRC exchanged their shares at a rate of 1.054 shares of NAN for each share of PNRC, after giving effect to a 5-to-1 share consolidation for each outstanding share of NAN (Note 4). As a result, a total of 82,157,536 common shares of NAN were issued in exchange for 77,948,368 shares of PNRC. These shares were added to the current NAN shares outstanding balance of 31,748,399 for total shares outstanding of 113,905,935 upon closing of the RTO.

Effective August 3, 2022, in connection with the closing of the RTO, the Company completed a share consolidation of the Company’s issued and outstanding common shares and preferred shares, in each case exchanging one (1) post-consolidation share without par value for every five (5) pre-consolidation shares issued and outstanding.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

b)Warrants

The following summarizes common share purchase warrant activity for the year ended December 31, 2023:

	December 31, 2023		December 31, 2022
		Weighted		Weighted
		Average		Average
	Number	Exercise Price	Number	Exercise Price
	Outstanding	($)	Outstanding	($)
Outstanding, beginning of the year	1,098,786	1.96	—	—
Adjustment pursuant to the RTO			2,228,340	1.11
Issued	6,595,448	1.46	119,229	2.04
Exercised	(100,000)	1.75	(1,236,408)	0.46
Cancelled/expired	(703,135)	1.80	(12,375)	0.45
Outstanding, end of the year	6,891,099	1.50	1,098,786	1.96

At December 31, 2023, the Company had outstanding common share purchase warrants exercisable to acquire common shares of the Company as follows:

		Exercise Price	Weighted Average remaining
Warrants Outstanding	Expiry Date	($)	contractual life (years)
295,651	August 3, 2024	2.40	0.02
221,448	February 24, 2025	1.75	0.04
350,000	March 17, 2024	1.75	0.01
5,324,000	June 28, 2026	1.44	1.93
700,000	June 28, 2026	1.44	0.25
6,891,099			2.25

At December 31, 2022, the Company had outstanding common share purchase warrants exercisable to acquire common shares of the Company as follows:

		Exercise Price	Weighted Average remaining
Warrants Outstanding	Expiry Date	($)	contractual life (years)
683,905	April 16, 2023	1.75	0.18
295,652	August 3, 2024	2.40	0.43
119,229	November 25, 2023	2.04	0.10
1,098,786			0.71

c)Stock Options

The Company adopted a Stock Option Plan (the “Plan”) providing the authority to grant options to directors, officers, employees and consultants enabling them to acquire up to 27,100,000 common shares of the Company. Under the Plan, the exercise price of each option typically equals the last closing price per share on the trading day immediately preceding the day on which the Company announces the grant of the option, less applicable discount, if any, permitted by the policies of the Exchange and approved by the Board. The options can be granted for a maximum term of ten years.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

A summary of option activity under the Plan during the year ended December 31, 2023 is as follows:

	December 31, 2023		December 31, 2022
		Weighted		Weighted
		Average		Average
	Number	Exercise Price	Number	Exercise Price
	Outstanding	($)	Outstanding	($)
Outstanding, beginning of the year	10,407,044	1.10	2,995,794	1.33
Issued	3,833,277	1.75	8,827,250	1.16
Exercised	(488,900)	0.49	(1,416,000)	0.46
Cancelled	(263,500)	2.40	—	—
Outstanding, end of the year	13,487,921	1.39	10,407,044	1.10

During the year ended December 31, 2023, the Company granted an aggregate total of 3,833,277 stock options to employees, directors, officers and consultants with a term of five years. The options have an exercise price of $1.75 per share and vest annually in equal thirds beginning on the first anniversary of the date of grant. As at December 31, 2023, none of the options granted were vested. A total of $657,138 was recorded as a share-based payment expense and credit to reserve, including $115,601 from revaluation of the previous grant options due to extension of the expiry date of those options.

During the year ended December 31, 2022, prior to the RTO, PNRC granted an aggregate total of 2,600,000 stock options to employees, directors, officers and consultants with a maximum term of five years. The options are exercisable at USD 2.00 per share (C$2.49/share) with 1/3 vesting on the date of grant, 1/3 on the first anniversary and 1/3 on the second anniversary following the close of the USD 20,000,000 private placement. Upon the closing of the RTO, all PNRC options were exchanged for options of the Company at a rate of 1.054 and vested in full immediately. The fair value of all options, including those granted during the nine months ended December 31, 2022 as well as the ones granted but not vested during the year ended December 2021, amounted to $7,731,117 and was recorded as a share-based payment expense.

The fair value of stock options granted during the year ended December 31, 2023 and December 31, 2022 were calculated using the following assumptions:

	December 31, 2023		December 31, 2022
Expected dividend yield	0%		0%
Expected forfeiture rate	0%		0%
Expected share price volatility	87.92%		125.83%-129.48%
Risk free interest rate	4.28-4.68%		0.42%-2.85%
Expected life of options	3-4	years	4.16-5	years

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

Details of options outstanding as at December 31, 2023 are as follows:

				Weighted average
Options	Options	Expiry	Exercise	remaining contractual life
Outstanding	Exercisable	Date	Price ($)	(years)
780,000	780,000	February 24, 2025	0.80	0.07
240,000	240,000	August 19, 2025	0.45	0.03
3,320,100	3,320,000	January 26, 2026	0.39	0.50
495,000	495,000	February 25, 2026	1.60	0.08
1,343,850	1,343,850	September 29, 2026	0.91	0.27
998,794	998,794	October 25, 2026	2.00	0.20
2,476,900	2,476,900	January 20, 2027	2.40	0.56
3,833,277	—	August 8, 2028	1.75	1.31
13,487,921	9,654,544			3.04

Details of options outstanding as at December 31, 2022 are as follows:

				Weighted average
Options	Options	Expiry	Exercise	remaining contractual life
Outstanding	Exercisable	Date	Price ($)	( years)
900,000	900,000	February 24, 2025	0.80	0.19
240,000	240,000	August 19, 2025	0.45	0.06
3,689,000	3,689,000	January 26, 2026	0.39	1.09
495,000	495,000	February 25, 2026	1.60	0.15
1,343,850	1,343,850	September 29, 2026	0.91	0.48
998,794	998,794	October 25, 2026	2.00	0.37
2,740,400	2,740,400	January 20, 2027	2.62	1.07
10,407,044	10,407,044			3.41

d)DSU Plan

Effective December 2022, the Company approved a Deferred Share Unit Plan (“DSU Plan”) that enables the Company upon approval by the Directors to grant DSUs to eligible non-management directors. The DSUs credited to the account of a director may only be redeemed following the date upon which the holder ceases to be a director. Depending upon the country of residence of a director, the DSUs may be redeemed at any time prior to December 15 in the calendar year following the year in which the holder ceases to be a director and may be redeemed in as many as four installments. Upon redemption, the holder is entitled to a cash payment equal to the number of units redeemed multiplied by the five-day VWAP of the Company’s common shares on that date. The Company may elect, in its sole discretion, to settle the value of the DSUs redeemed in the Company’s common shares on a one-for-one basis, provided shareholder approval has been obtained on or prior to the relevant redemption date.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

During the year ended December 31, 2023, DSUs have been granted as follows:

	Number	Market Price [1]	Fair Value
	Outstanding	($)	($)
DSUs outstanding at December 31, 2022	200,000	1.49	298,000
DSUs granted during the year[2]	600,951	1.33	798,122
DSUs redeemed during the year	(69,976)	1.19	(83,527)
Fair value adjustment	—		(128,114)
DSUs outstanding at December 31, 2023	730,975	1.21	884,481

1.	According to the DSU plan, Market Price is the volume weighted average price on the TSXV for the last five trading days immediately preceding the grant date.
2.	DSUs were granted on March 31, Jun 30, Sept 30 and December 31, 2023. The market price of $1.33 represented the weighted average price for those grants.

During the year ended December 31, 2022, DSUs have been granted as following:

	Number	Market Price	Fair Value
	Outstanding	($)	($)
DSUs outstanding at December 31, 2021	—	—	—
DSUs granted during the year	200,000	1.49	298,000
DSUs outstanding at December 31, 2022	200,000	1.49	298,000

During the year ended December 31, 2023, the DSU compensation totaled $798,122 and was recorded as share based compensation (December 31, 2022 - $298,000).

The DSUs were classified as a derivative financial liability that should be measured at fair value, with changes in value recorded in profit or loss. The fair value of the DSUs was determined by the volume weighted average price on the TSXV for the last five trading days of each reporting period. As at December 31, 2023, the Company reassessed the fair value of the DSUs at $884,481 and recorded the amount as a DSUs liability (December 31, 2022 - $298,000).

14.RELATED PARTY TRANSACTIONS

The following amounts due to related parties are included in trade payables and accrued liabilities (Note 8).

	December 31, 2023	December 31, 2022
	$	$
Directors and officers of the Company	93,795	43,235
	93,795	43,235

These amounts are unsecured, non-interest bearing and have no fixed terms of repayment.

(a)	Related party transactions

As a result of the Financing Transactions on June 28, 2023 and December 14, 2023, Cymbria and certain other funds managed by EdgePoint (the “Financing Parties”) have acquired a total of 16,037,800 common shares of the Company, representing approximately

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

10.7% of the Company’s issued and outstanding shares. The Financing Parties also acquired on closing an aggregate of 6,024,000 warrants with a three-year term and an exercise price of $1.4375 which, if exercised, together with the shares acquired at closing would result in the Financing Parties holding approximately 14.2% of the shares in the aggregate (calculated on a partially-diluted basis). As the result of the closing of the Financing Transactions, the Financing Parties are now related parties of PNRL. During the year ended December 31, 2023, the Company paid interest of $793,392 to the Financing Parties (December 31, 2022 – Nil).

During the year ended December 31, 2022, ThreeD Capital Inc. subscribed for a further 1,279,069 common shares of PNRC, for a further investment of $3,064,582 (USD 2,427,076) (2021 - $374,123). As of December 31, 2023, ThreeD Capital Inc. beneficially owned 5,906,622 (December 31, 2022 – 8,662,347 shares), constituting approximately 3.96% (December 31, 2022– 7.5%) of the issued and outstanding shares of the Company.

Between March 2 and March 3, 2022, PNRC issued Promissory Notes to its officers and directors as well as its shareholders as below:

$
Directors and officers of the Company	35,000
ThreeD Capital Inc.	762,180
NAN	1,270,000
2,067,180

On April 30, 2022, all amounts owing in respect of the above Promissory Notes were repaid in full by payment of cash in an amount of $2,018,568, including interest and fees, and by issuing 326,740 PNRC Shares.

(b)	Key management personnel is defined as members of the Board of Directors and senior officers.

Key management compensation was related to the following:

	December 31, 2023	December 31, 2022
	$	$
Management fees	3,122,689	2,418,984
Corporate and administration expenses	467,637	102,884
Share base payment	657,138	4,623,089
	4,247,464	7,144,957

15.FINANCIAL INSTRUMENTS

The Company thoroughly examines the various financial instrument risks to which it is exposed and assesses the impact and likelihood of those risks. These risks may include interest rate risk, credit risk, liquidity risk, market risk and currency risk. The carrying value of cash and cash equivalents and trade payables and accrued liabilities approximate their fair value due to their short-term nature. The fair value of the Promissory Note, Term Loan, vehicle financing, DSU liability and provision for severance are based upon discounted future cash flows using discounted rates, adjusted for the Company’s own credit risk that reflect current market conditions. Such fair value estimates are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. The fair value of the DSUs is the closing price of the Company’s common shares at the end of each reporting period. Fair value measurements of

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

financial instruments are required to be classified using a fair value hierarchy that reflects the significance of inputs in making the measurements. The levels of the fair value hierarchy are defined as follows:

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 – Inputs for the asset or liability that are not based on observable market data.

On December 31, 2023 and December 31, 2022, the fair value of cash and cash equivalents and DSUs is based on Level 1 measurements.

16.RISK MANAGEMENT

The Company’s exposure to market risk includes, but is not limited to, the following risks:

Interest Rate Risk

Interest rate risk is the risk that the future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is not subject to significant changes in interest rates.

Foreign Currency Exchange Rate Risk

Currency risk is risk that the fair value of future cash flows will fluctuate because of changes in foreign currency exchange rates. In addition, the value of cash and other financial assets and liabilities denominated in foreign currencies can fluctuate with changes in currency exchange rates.

The Company primarily operates in Canada, Barbados and Botswana and undertakes transactions denominated in foreign currencies such as US dollar and Botswana Pula, and consequently is exposed to exchange rate risks. Exchange risks are managed by matching levels of foreign currency balances and related obligations and by maintaining operating cash accounts in non-Canadian dollar currencies.

Foreign currency denominated financial assets and liabilities which expose the Company to currency risk are disclosed below. The amount shown are those reported and translated into CAD at the closing rate.

	Short-term exposure		Long-term exposure
	USD	BWP	BWP
	$	$	$
December 31, 2023
Financial assets	2,576,180	755,386	54,082,922
Financial liabilities	(501,458)	(4,851,201)	(3,508,714)
Total exposure	2,074,722	(4,095,815)	50,574,208

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

	Short-term exposure		Long-term exposure
	USD	BWP	BWP
	$	$	$
December 31, 2022
Financial assets	2,834,303	473,980	32,058,793
Financial liabilities	(1,246,825)	(2,176,110)	(1,530,341)
Total exposure	1,587,478	(1,702,130)	30,528,452

The following table illustrates the sensitivity of net loss in relation to the Company’s financial assets and financial liabilities and the USD/CAD exchange rate and BWP/CAD exchange rate, all other things being equal. It assumes a +/- 5% change of the USD/CAD and BWP/CAD exchange rates for the year ended December 31, 2023 and the year ended December 31, 2022, respectively.

If the CAD strengthened against the USD and BWP by 5%, respectively (December 31, 2022 – 5%), it would have had the following impact:

			Long-term exposure
	Loss for the year		loss for the year
	USD	BWP	Total	BWP
	$	$	$	$
December 31, 2023	103,736	(204,791)	(101,055)	2,528,710
December 31, 2022	79,374	(85,106)	(5,732)	1,526,423

If the CAD weakened against the USD and BWP by 5%, respectively (December 31, 2022 – 5%), it would have had the following impact:

			Long-term exposure
	Loss for the year		loss for the year
	USD	BWP	Total	BWP
	$	$	$	$
December 31, 2023	(103,736)	204,791	101,055	(2,528,710)
December 31, 2022	(79,374)	85,106	5,732	(1,526,423)

The higher foreign currency exchange rate sensitivity in profit at December 31, 2023 compared with December 31, 2022 is attributable to increased balances in financial assets and liabilities and fluctuations in foreign exchange rates, BWP and USD in relation to CAD.

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The credit risk is primarily associated with liquid financial assets. The Company limits exposure to credit risk on liquid financial assets by holding cash at highly-rated financial institutions.

Liquidity Risk

Liquidity risk is the risk that the Company will encounter difficulty in meeting obligations associated with financial liabilities that are settled by delivering cash or another financial asset. The Company manages the liquidity risk inherent in these financial obligations by regularly monitoring actual cash flows to annual budget which forecast cash and expected cash availability to meet future obligations.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

The Company will defer discretionary expenditures, as required, in order to manage and conserve cash required for current liabilities.

The following table shows the Company’s contractual obligations as at December 31, 2023:

	Less than
	1 year	1 - 2 years	2 - 5 years	Total
	$	$	$	$
Trade payables and accrued liabilities	4,280,146	—	—	4,280,146
Vehicle financing	95,054	95,054	46,016	236,124
Term Loan	2,088,235	2,088,235	21,926,471	26,102,941
Lease liability	1,611,143	—	—	1,611,143
	8,074,578	2,183,289	21,972,487	32,230,354

Deferred share units liability and provision for leave and severance are not presented in the above liquidity analysis as management considers it is not practical to allocate the amounts into maturity groupings.

Capital Risk Management

The Company manages its capital to ensure that it will be able to continue as a going concern, so that adequate funds are available or are scheduled to be raised to meet its ongoing administrative and operating costs and obligations. This is achieved by the Board of Directors’ review and ultimate approval of budgets that are achievable within existing resources, and the timely matching and release of the next stage of expenditures with the resources made available from capital raises and debt funding from related or other parties. In doing so, the Company may issue new shares, restructure or issue new debt.

The Company is not subject to any externally imposed capital requirements imposed by a regulator or a lending institution.

In the management of capital, the Company includes the components of equity and debt (vehicle financing, lease liability, Term Loan and Promissory Note), net of cash.

	December 31, 2023	December 31, 2022
	$	$
Shareholder’s equity	9,745,686	3,942,989
Vehicle financing	236,124	164,644
Lease liability	1,611,143	2,731,394
Promissory Note	—	7,070,959
Term Loan	17,956,423	—
	29,549,376	13,909,986
Cash	(19,245,628)	(5,162,991)
	10,303,748	8,746,995

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

17.SEGMENTED INFORMATION

The Company operates in one reportable operating segment being that of the acquisition, exploration and evaluation of mineral properties in three geographic segments being Botswana, Barbados and Canada. The Company’s geographic segments are as follows:

	December 31, 2023	December 31, 2022
	$	$
Current assets
Canada	15,894,177	3,198,344
Barbados	104,024	493,552
Botswana	4,892,707	2,746,450
Total	20,890,908	6,438,346

	December 31, 2023	December 31, 2022
	$	$
Property, plant and equipment
Canada	8,726	10,714
Botswana	8,479,773	3,383,956
Total	8,488,499	3,394,670

	December 31, 2023	December 31, 2022
	$	$
Exploration and evaluation assets
Botswana	5,844,798	8,578,627

18.CONTINGENT LIABILITIES

There are no environmental liabilities associated with the Selebi Assets and the Selkirk Assets as at the acquisition dates as all liabilities prior to the acquisitions are the responsibility of the sellers, BCL and TNMC, respectively. The Company has an obligation for the rehabilitation costs arising subsequent to the acquisitions. As of December 31, 2023, management is not aware of or anticipating any contingent liabilities that could impact the financial position or performance of the Company related to its exploration and evaluation assets.

The Company’s exploration and evaluation assets are affected by the laws and environmental regulations that exist in the various jurisdictions in which the Company operates. It is not possible to estimate the future contingent liabilities and the impact on the Company’s operating results due to future changes in Company’s exploration and development of its projects or future changes in such laws and environmental regulations.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

19.INCOME TAXES

The reported recovery of income taxes differs from amounts computed by applying the statutory income tax rates to the reported loss before income taxes as follows:

	Year ended	Year ended
	December 31,	December 31,
	2023	2022
	$	$
Loss before income taxes	(32,900,600)	(27,306,350)
Statutory tax rate	26.50%	26.50%
Expected income tax recovery at the statutory tax rate	(8,718,659)	(7,236,183)
Permanent differences and other	(25,642)	7,227
Stock based payment	351,695	(2,378,349)
Fair value adjustment on warrants	—	2,127,716
Change in estimates and other	31,343	(520,103)
Differences in foreign tax rates	510,308	360,345
Change in deferred tax assets not recognized	7,326,424	7,639,347
Income tax recovery	(524,531)	—

As at December 31, 2023, the Company has the following deferred tax assets (liabilities):

	Year ended	Year ended
	December 31,	December 31,
	2023	2022
	$	$
Deferred tax asset	—	—
Non-capital losses available for carry forward	1,362,834	94,260
Right-of-use asset	354,451	600,907
Deferred tax liabilities
Term Loan	(512,921)
Right of use asset	(1,204,364)	(695,166)
Net deferred tax asset (liability)	—	—

Deferred tax assets in excess of deferred tax liabilities have not been recognized in respect of the following attributes because it is not probable that future taxable profit will be available against which the Company can use the benefits:

	Year ended	Year ended
	December 31,	December 31,
	2023	2022
	$	$
Exploration and evaluation assets	4,312,654	1,243,480
Loss carry forwards	20,894,974	10,066,250
Share issuance costs	5,067,311	2,124,869
Equipment	2,633,800	3,397
Total unrecognized deductible temporary differences	32,908,739	13,437,996

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

The tax losses that have not been recognized expire as follows:

Losses
$
2029	1,317,415
2030	1,768,436
2038	101,573
2039	351,131
2040	942,144
2041	1,390,127
2042	1,891,361
2043	8,429,181
Indefinite	4,703,606
20,894,974

The company has Canadian non-capital losses of approximately $13,105,517 which expire between 2038 and 2043. The Company also has Barbados losses of $3,085,851 which expire between 2029 and 2030. Botswana losses of approximately $4,703,606 may be carried forward indefinitely.

20.GENERAL AND ADMINISTRATIVE EXPENSES

Details of the general and administrative expenses are presented in the following table:

	December 31, 2023	December 31, 2022
	$	$
Management fee	3,122,689	2,418,984
Advisory and consultancy	512,909	1,895,004
Consulting fees	1,017,842	455,228
General office expenses	1,119,026	735,518
Filing fees	285,205	109,701
Investor relationships	581,903	375,632
Professional fees	945,623	1,155,306
Salaries and benefits	367,267	115,367
Insurance	721,577	370,287
Total	8,674,041	7,631,027

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in Canadian dollars)

21.SUBSEQUENT EVENTS

On June 14 and June 21, 2024, the Company closed two tranches of a non-brokered private placement offering of units of the Company, pursuant to which the Company issued a total of 35,256,409 Units at a price of C$0.78 per Unit for gross proceeds of approximately C$27.5 million.

Each Unit is comprised of one common share of the Company and one common share purchase warrant of the Company (each, a “Warrant”). Each Warrant entitles the holder thereof to acquire one common share at an exercise price of $1.10 per common share for a period of 5 years, subject to acceleration as described herein. If, at any time prior to the expiry date of the Warrant, the volume-weighted average trading price of the common shares of the Company on the TSX Venture Exchange (the "Exchange") (or such other principal exchange or market where the common shares are then listed or quoted for trading) is at least C$2.00 per common share for a period of 20 trading days, the Company may, at its option, elect to accelerate the expiry date to a date (the “Accelerated Expiry Date”) that is not less than 30 days following the date that the Company provides written notice to the holders of the Warrants of the Accelerated Expiry Date.

In connection with the private placement, The Company issued an aggregate 1,025,000 Units at a deemed issue price equal to C$0.78 per unit (comprised of 1,025,000 Common Shares and 1,025,000 non-transferable Warrants) to SCP Resource Finance LP and paid Fort Capital an advisory fee of C$250,000, in each case in consideration for providing certain advisory services to the Company.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on the evaluation of these disclosure controls and procedures, our senior management concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023 due to the following deficiencies (that management is in the process of rectifying) that we believe to be material weaknesses: lack of controls and process over significant estimates and judgements applied in assessing complex accounting transactions; lack of segregation of duties over posting and reviewing complex accounting transactions; and lack of communication between legal consultants and management related to SEC filing requirements.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

Insider Trading Arrangements

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Directors and Executive Officers

The following table sets forth certain information as of the date of this Report concerning our directors and executive officers:

NAME AND ADDRESS	AGE	POSITION(S)	DATE OF APPOINTMENT
James Gowans	72	Director and Independent Chairman	January 1, 2024
Jason LeBlanc	48	Director	May 15, 2023
Mark Christensen	55	Director	August 4, 2023
John Hick	74	Director	February 26, 2021
Norman MacDonald	53	Director	June 24, 2024
Keith Morrison	64	Chief Executive Officer and Director	December 17, 2014
Donald Newberry	48	Director	October 12, 2022
William O’Reilly	75	Director	August 9, 2022
Peter Rawlins	53	Senior Vice President and Chief Financial Officer	August 8, 2023
Boris Kamstra	60	Chief Operating Officer of PNRIL	January 1, 2022
Timothy Moran	61	Chief Legal Officer and Corporate Secretary	August 3, 2022
Kneipe Setlhare	40	President of PNGPL; President of PNRPL	September 19, 2021
Sharon Taylor	62	Vice President Exploration	July 16, 2014
Sean Whiteford	56	President of PNRIL	March 1, 2023

Directors are elected to serve until the earlier of the election and qualification of their successors, their removal by the shareholders, or their resignation. Directors are elected by a plurality of the votes cast at the annual meeting of shareholders and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. Any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

Executive officers are appointed by the Board and serve at its pleasure.

The principal occupation and business experience during the past five years for the Company’s executive officers and directors is as follows:

Name, Position with the Company	Principal Occupation and Business Experience During the Past Five Years
James Gowans Director and Chair of the Board	Corporate director
Jason LeBlanc Director

Chief Financial Officer of African-based intermediate gold producer, Allied Gold Corporation, and was previously the Chief Financial Officer of Yamana Gold Inc. from 2017 to 2023, and held increasingly senior positions at Yamana since 2006

Mark Christensen Director	Founder and CEO of KES 7 Capital Inc., Merchant Banker
John Hick Director	Corporate director
Norman MacDonald Director	Corporate director/consultant
Keith Morrison Chief Executive Officer and Director	Chief Executive Officer and Director
Donald Newberry Director	Chief Financial Officer (CFO) – Ohio Truck Sales & Fleet Capital (2022-current) Chief Financial Officer (CFO) – Nexus Engineering (2019-2022)
William O’Reilly Director	Corporate director
Peter Rawlins Senior Vice President and Chief Financial Officer	Chief Financial Officer (Sept. 2023 - current) Vice President, Treasurer – Artemis Gold Inc. (Feb. 2023 – Sept. 2023) Managing Director – Canadian Imperial Bank of Commerce (Sept. 2002 – Jan. 2023)
Boris Kamstra Chief Operating Officer of PNRIL	Chief Operating Officer
Timothy Moran Chief Legal Officer and Corporate Secretary	Chief Legal Officer and Corporate Secretary, Corporate Secretary of Premium Nickel Resources Corporation, Principal of Moran Professional Corporation
Kneipe Setlhare President of PNGPL; President of PNRPL	President of PNGPL; President of PNRPL
Sharon Taylor Vice President, Exploration	Vice President, Exploration
Sean Whiteford President of PNRIL; Director of PNGPL; Director of PNRPL	President

The biographies of the individuals appointed as directors and officers as discussed above follow:

The following are brief biographies of the Board.

James Gowans, Director and Independent Chairman

Jim Gowans, is a seasoned corporate director and brings over three decades of expertise as a senior executive in the mining industry, with notable roles at Debswana Diamond Company in Botswana, DeBeers SA, DeBeers Canada Inc., PT Inco and Placer Dome Ltd. Mr. Gowans has served on the boards of numerous Canadian publicly traded mining companies, including Cameco, Arizona Mining, Trilogy Metals, Detour Gold, New Gold, Marathon Gold, Paycore Minerals and Treasury Metals where he currently serves as Chairman. He was also CEO and interim President of Trilogy Metals Inc., held roles as CEO, President, and director at Arizona Mining Inc., and served as Co-President of Barrick Gold Corporation before becoming a senior advisor to the Chairman of the Board at Barrick Gold Corporation.

Mr. Gowans was appointed a director of the Company and Chair of the Board on January 1, 2024.

Jason LeBlanc, Director

Mr. LeBlanc has over 20 years of financial, business and capital markets experience in the mining industry. Most recently, he was the Chief Financial Officer of Yamana Gold Inc. from 2017 to 2023, following successively senior roles with Yamana Gold Inc. since 2006 that included debt and equity raises totaling over $2 billion and extensive M&A and other corporate transactions totaling over $15 billion. Mr. LeBlanc holds a Master of Finance degree from the University of Toronto and a Bachelor of Commerce degree from the University of Windsor. He also holds a Chartered Financial Analyst designation.

Mr. LeBlanc was appointed a director of the Company on May 15, 2023.

Mark Christensen, Director

Mark Christensen has spent the last 30 years as a specialist advisor/banker in public and private capital markets. He has experience in a broad range of corporate and capital market transactions, from mergers and acquisitions and “grey market” trading, to equity and debt structured financings totalling in the tens of billions of dollars. Mr. Christensen is the Founder and CEO of KES 7 Capital Inc., a Toronto-based, merchant bank and single-family office that targets bespoke investments in the resource, healthcare, real estate and technology sectors. Prior to founding KES 7, Mr. Christensen was Vice Chairman and Head of Global Sales and Trading at GMP Securities (now Stifel Canada), which was one of Canada’s largest independent investment banks, where he served as a member of the Executive Committee, Compensation Committee and New Names Committee. Previously he worked in equity research at Midland Walwyn Capital Inc. (now Merrill Lynch/Bank of America) and corporate finance at Goepel McDermid Inc. (now Raymond James Financial). Mr. Christensen’s background in geology and geophysics has provided him with valuable insight into extractive resource industries. He holds a Master of Science degree from the University of Windsor, Canada and a Bachelor of Science degree from the University of Hull, United Kingdom.

Mr. Christensen was appointed a director of the Company on August 4, 2023.

John Hick, Director

Mr. Hick has over 40 years of experience in the mining industry in both senior management positions and as an independent director. He currently serves as an independent director of the Company and of Mako Mining Corp., and as the non-executive Chairman. Formerly, Mr. Hick has held board and/or senior management positions with a number of other Canadian mining companies, including Medoro Resources Ltd., St. Andrew Goldfields Ltd., First Uranium Corp., Defiance Mining Corp./Geomaque Explorations Ltd,, TVX Gold Inc., Cambior Inc., Rio Narcea Gold Mines Ltd, Rayrock Resources Inc., Revett Minerals Inc. and PlacerDome Inc. Mr. Hick holds a B.A. from the University of Toronto, and a LLB from the University of Ottawa.

Norman MacDonald, Director

Mr. MacDonald has over 25 years of experience working at natural resource focused institutional investment firms, including over 10 years as a Senior Portfolio Manager at Invesco. He recently served as Senior Advisor, Natural Resources, at Fort Capital from February 2021 until June 24, 2024. Mr. MacDonald began his investment career at Ontario Teachers’ Pension Plan Board, where he worked for three years in progressive roles from Research Assistant to Portfolio Manager. His next role was as a VP and Partner at Beutel, Goodman & Co. Ltd. Prior to joining Invesco, he was a VP and Portfolio Manager at Salida Capital. Mr. MacDonald is a director and Chair of the Board at Osisko Gold Royalties. He holds a Bachelor of Commerce Degree from the University of Windsor and is a CFA Charterholder.

Keith Morrison, Chief Executive Officer and Chairman of the Board

Mr. Morrison has over 40 years of global experience in the resources sector, with an accomplished background in strategy, finance, exploration, technology, global operations, capital markets and corporate development. Formerly, Mr. Morrison co-founded two significant Canadian-based success stories, Quantec, a world-leader in deep sub-surface imaging technologies, and QGX, a Canadian-based public exploration company which operated in Mongolia prior to its acquisition. Since 1986, Mr. Morrison has continuously served on private and public company board of directors, and senior management teams as Chief Executive Officer. During this period, he has been in leadership positions through multiple commodity cycles and several black swan events. He currently serves as a director and the Chief Executive Officer of PNRL.

Donald Newberry, Director

Mr. Newberry has over 20 years of experience in a variety of senior financial and project management leadership roles and he is currently the Chief Financial Officer at Ohio Truck Sales. Don has spent most of his career working internationally in the Mining industry for Diavik Diamond Mines, Cleveland Cliffs, and Nyrstar. He is experienced in overseeing large mining projects from studies through to execution, risk management, M&A, integration, and implementing financial controls and oversight of company’s assets. Mr. Newberry completed his bachelor of Commerce (Accounting) at Ottawa University, Master of Business Administration (MBA) in Global Management at University of Phoenix, and he also completed the Program for Leadership Development (PLD) at Harvard Business School. He is a Chartered Professional Accountant / Certified Management Accountant (CPA, CMA).

Mr. Newberry was appointed a director of the Company on October 12, 2022.

William O’Reilly, Director

Mr. O’Reilly is a Corporate Director. He was Managing Partner and a member of the Management Committee of Davies Ward Phillips & Vineberg LLP, a leading Canadian law firm, from 1997 until his retirement from those positions on May 31, 2010. He was a partner of that firm from 1976 to December 31, 2011, except for the period between August 1993 and January 1996 when he served as an executive officer of Russel Metals Inc., one of North America’s leading metals distribution companies. Mr. O’Reilly served as a director of Russel Metals Inc. from May, 2009, to May 2024, and has at various times served as Chair of its Nominating and Corporate Governance Committee, its Management Resources and Compensation Committee and its Environmental Management and Health and Safety Committee.

Mr. O’Reilly was appointed a director of the Company on August 9, 2022.

The following are brief biographies of the officers of the Company.

Peter Rawlins, Senior Vice President & Chief Financial Officer

Peter Rawlins was appointed Senior Vice President and Chief Financial Officer in September 2023. In this role, he leads our financial functions, including capital markets, treasury, and financial reporting. Peter brings over 20 years of experience in capital markets and treasury within the metals and mining sector. His career includes significant tenures at two leading Canadian banks, culminating in his role as Managing Director in Global Mining at CIBC Corporate Banking. There, he specialized in originating financial solutions for the metals and mining industry, focusing on negotiating and executing financing structures such as project finance, corporate debt, streaming arrangements, and risk management strategies.

Peter also contributed to Artemis Gold by securing project financing for the Blackwater mining project. He holds a Bachelor of Arts degree, an Honours Bachelor of Commerce degree, and a Master of Sciences (MSc) degree in Finance. His academic accomplishments, paired with his extensive practical experience, establish him as a well-rounded and knowledgeable finance professional.

Timothy Moran, Chief Legal Officer

Timothy Moran is a Canadian corporate and securities law professional with over 30 years of experience advising domestic and international public and private companies. Clients include companies with mineral exploration interests, blockchain and cryptocurrency business models and investment holding companies. Prior to acting as in-house counsel and corporate secretary for PNRL, Timothy was the Senior Vice President, Corporate Development and Chief Legal Officer of Gedex Systems Inc., a pre-revenue high technology company specializing in airborne geophysics exploration. Prior to Gedex Systems Inc., Timothy was a partner for many years at Davies Ward Phillips & Vineberg LLP with a practice specializing in the corporate, mergers and acquisitions, takeover bids and securities law areas. Timothy has LLB and MBA degrees from the University of Western Ontario and a BASc (Industrial Engineering) degree from the University of Toronto.

Sean Whiteford, President of PNRIL

Mr. Sean Whiteford is an accomplished geologist and mining executive with over 30 years of multi commodity experience within the global resource sector. He has extensive knowledge of mineral exploration, resource definition, mining, strategy, technology and project studies having held various corporate, operational and technical roles at BHP, Rio Tinto and Cliffs Natural Resource. Mr. Whiteford

also has a strong business development background and has completed the Advanced Management Program from Columbia Business School. Most recently he was Vice President, Business Development at Burgundy Diamond Mines Ltd (ASX:BDM) and a director of PNRL. He is a Member of the AUSIMM, PDAC, and SEG.

Sharon Taylor, Vice President Exploration

Ms. Sharon Taylor holds a B. Sc. from Mount Allison University and an M. Sc. from Queen’s University. She has over 35 years of experience in mineral exploration, including thirteen years with Falconbridge, Noranda, and Xstrata. She has experience in both volcanogenic massive sulfide and nickel exploration in major mining camps including Kidd Creek, Bathurst, Raglan, Sudbury and Kabanga. Her international exploration experience includes nickel projects in Tanzania and Greenland. Ms. Taylor’s area of expertise is the application and interpretation of EM data and integrating results from airborne, ground and downhole EM methods.

Kneipe Setlhare, President of PNGPL; President of PNRPL

Mr. Kneipe Setlhare is a mining engineer with over 14 years of experience in mining operations management, including roles with BCL Mines and Smelting, and Discovery Metals Limited. His most recent role was Executive Country Manager since March 2017 at Giyani Metals Corp a public company listed in Toronto Stock Exchange, He is currently Country Director of Premium Nickel Resources based in Gaborone Office. Mr. Setlhare has years of experience managing both private and public companies involved in early stage exploration, preliminary economic assessment, feasibility study, mine development and commissioning, mine asset acquisitions and disposals.

Boris Kamstra, Chief Operating Officer of PNRIL

Boris is a seasoned leader in the Mining industry, with over 25 years of experience in senior and executive roles, Boris is South African, and has worked his entire career within Sub-Saharan Africa. Most recently he was the CEO of Alphamin Resources listed on the Exchange (TSXV:AFM) as well as the Johannesburg Stock Exchange. He was instrumental in bringing the mine located in North Kivu DRC into full operation from a greenfield exploration program. Alphamin Resources is now valued at more than US$1B. His workforce was for the greater part local and was able to integrate strong community involvement as well as an open partnership and business building approach. Boris graduated as a Civil Engineer B.Sc. cum laude from the University of Cape Town. He is also a member of the South Africa Institute of Mining & Metallurgy. He holds an MBA from the WITS Business School, University of Witwatersrand (Dean’s merit list).

Involvement in Certain Legal Proceedings

Except as disclosed below, to our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.
●	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.
●	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.
●	Been the subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Mr. Hick was a director of the Carpathian Gold Inc. (“Carpathian”) when, on April 16, 2014, the Ontario Securities Commission issued a permanent management cease trade order, which superseded a temporary management cease trade order (the “MCTO”) dated April 4, 2014, against the management of Carpathian. The MCTO was issued in connection with Carpathian’s failure to file its audited annual financial statements for the year ended December 31, 2013, management’s discussion and analysis relating to the audited annual financial statements for the year ended December 31, 2013, and corresponding certifications of the foregoing filings as required by National Instrument 52- 109 – Certification of Disclosure in Issuers’ Annual and Interim Filings. The MCTO was lifted on June 19, 2014 following the filing of the required continuous disclosure documents on June 17, 2014.

Mr. Christensen was a director of Lilis Energy, Inc. (“Lilis”), an exploration and production company operating in the Permian Bason of West Texas and Southeastern New Mexico. Mr. Christensen resigned from the Lilis board of directors on April 14, 2020. On June 29, 2020, Lilis filed petitions under Chapter 11 of the United States Bankruptcy Code. Lilis announced on June 30, 2020 that it had received notification dated June 29, 2020 from the NYSE American LLC that Lilis’ common stock had been suspended from trading on the NYSE American and that Lilis was no longer suitable for listing. On December 2, 2020, Lilis announced the closing of the sale of substantially all of the assets of Lilis and its filing subsidiaries to Ameredev Texas, LLC pursuant to a previously disclosed bankruptcy court-approved purchase and sale agreement.

Committees

The Company has five committees of its Board in place:

1.	Audit and Risk Management Committee (“ARMC”);
2.	HR and Compensation Committee (“HRCC”);
3.	Sustainability Committee;
4.	Corporate Governance & Nominating Committee (“CGNC”); and
5.	Disclosure Committee.

The ARMC is made up of Jason LeBlanc, (Chair), John Hick and Donald Newberry. The ARMC is responsible for providing oversight of the Company’s financial reporting, internal controls, and risk management processes. Key responsibilities include ensuring the accuracy, completeness, and reliability of the financial statements and disclosures, effectiveness of internal controls, overseeing risk management processes, ensuring compliance with applicable laws, regulations, and internal policies and procedures.

The HRCC is made up of John Hick (Chair), Jason LeBlanc and William O’Reilly. In addition to making recommendations to the Board as to appropriate salary and other compensation for senior executives and directors of the Company, the HRCC makes recommendations to the Board as to the level of stock option compensation and DSUs granted by the Company.

The Sustainability Committee is made up of Donald Newberry (Chair), Mark Christensen and William O’Reilly. The Sustainability Committee provides general oversight and support to the Geological team and identifies technical issues and tasks necessary to support the activities of the Company.

The CGNC is made up of William O’Reilly (Chair), John Hick and Mark Christensen. The CGNC is responsible for ensuring that the Company’s governance practices are effective, transparent, and aligned with best practices. Key responsibilities include board composition and nominations, governance policies and practices, director orientation and education as well as board evaluation and succession planning.

The Disclosure Committee is made up of John Hick, William O’Reilly, Keith Morrison, Sean Whiteford, Peter Rawlins, Timothy Moran and Jaclyn Ruptash. The purpose of the Disclosure Committee is to oversee the Company’s implementation of programs, policies and procedures that are designed to respond to the various compliance and regulatory risks facing the Company. The Disclosure Committee meets as required to oversee the dissemination of all corporate material.

Director Independence

The Board supervises the CEO and the CFO. Both the CEO and the CFO are required to act in accordance with the scope of authority provided to them by the Board. The Board consists of eight directors, all of whom, except Mr. Morrison and Mr. MacDonald, are independent for the purposes of the Nasdaq Stock Market LLC Rules (the “Nasdaq Rules”). For the purposes of determining independence, a director is independent if the director has no relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

James Gowans, the Independent Chairman of the Company, is “independent” in that he is free from any direct or indirect material relationship with the Company.

Jason LeBlanc, a director of the Company, is “independent” in that he is free from any direct or indirect material relationship with the Company.

Mark Christensen, a director of the Company, is “independent” in that he is free from any direct or indirect material relationship with the Company.

John Hick, a Director of the Company, is “independent” in that he is free from any direct or indirect material relationship with the Company.

Norman MacDonald, a director of the Company, has served as a financial advisor to the Company in connection with a recent significant equity and debt financing and is therefore not considered by the Board to be “independent”.

Keith Morrison, a director of the Company, is also the Chief Executive Officer of the Company and is therefore not “independent”.

Donald Newberry, a director of the Company, is “independent” in that he is free from any direct or indirect material relationship with the Company.

William O’Reilly, a director of the Company, is “independent” in that he is free from any direct or indirect material relationship with the Company.

Code of Ethics

The Board has found that the fiduciary duties placed on individual directors by the Company’s governing corporate legislation and the common law and the restrictions placed by applicable corporate legislation on an individual director’s participation in decisions of the Board in which the director has an interest have been sufficient to ensure that the Board operates independently of management and in the best interests of the Company. The Company is committed to the highest standards of legal and ethical business conduct, and to that end the Board has adopted a Code of Business Conduct and Ethics on August 9, 2022. The Board and Chair of the ARMC are responsible for overseeing compliance with such Code and the CEO is charged to ensure adherence to the Code. The Company’s directors, officers, employees, consultants and agents are required to certify annually that they have read and understand such Code. A copy of such Code is available on the Company’s website at www.premiumnickel.com. The Company’s website is not incorporated in this Report.

Delinquent Section 16(a) Reports

As a foreign private issuer, Section 16(a) of the Exchange Act does not apply to our directors and executive officers, or anyone who beneficially owns ten percent (10%) or more of our Common Shares.

Item 11. EXECUTIVE COMPENSATION.

Executive officer Compensation

For 2023, we are providing compensation disclosure that complies with the requirements of the Canadian Securities Administrators, together with certain additional disclosure, without compromising required Canadian disclosure. As a foreign private issuer (as defined under the applicable SEC rules), we are permitted by Item 402(a)(1) of SEC Regulation S-K to respond to this Item 11 by providing the information required by Items 6.B., 6.E.2 and 6.F of Form 20-F.

The purpose of this section is to describe the compensation of the executive officers and the directors of the Company in accordance with Form 51-102F6V – Statement of Executive Compensation – Venture Issuers of the Canadian Securities Administrators.

For the financial year ended December 31, 2023, the executive officers of the Company were:

●	Keith Morrison, Chief Executive Officer, director and (since August 4, 2023) Chairman of the Board;
●	Sarah Zhu, Chief Financial Officer (until July 26, 2023);
●	Peter Rawlins, Senior Vice President and Chief Financial Officer (since September 18, 2023);
●	Boris Kamstra, Chief Operating Officer of PNRIL;
●	Montwedi Mphathi, Chief Executive Officer of PNRPL (until July 21, 2023); and
●	Charles Riopel, Executive Chairman (until August 2, 2023).

Director and Executive Officer Compensation, Excluding Compensation Securities

The following table sets forth all compensation paid, payable, awarded, granted, given or otherwise provided, directly or indirectly, by the Company, or a subsidiary of the Company, to each executive officer and director, in any capacity, other than Options, DSUs and other compensation securities, for the two most recently completed financial years.

Table of Compensation Excluding Compensation Securities

		Salary,
		Consulting Fee,		Committee		Value of
		Retainer or		or Meeting	Value of	All Other	Total
Name and Position	Year	Commission ($)	Bonus ($)	Fees ($)	Perquisites ($)	Compensation ($)	Compensation ($)
Keith Morrison(1)	2023	556,538	Nil	Nil	Nil	Nil	556,538
Chief Executive Officer and Chairman of the Board	2022	331,941	Nil	Nil	Nil	Nil	331,941
Sarah Zhu(2)	2023	467,637	Nil	Nil	Nil	Nil	467,637
Former Chief Financial Officer	2022	243,048	Nil	Nil	Nil	Nil	243,048
Peter Rawlins	2023	127,067	Nil	Nil	Nil	Nil	127,067
Senior Vice President and Chief Financial Officer	2022	Nil	Nil	Nil	Nil	Nil	Nil
Boris Kamstra(3)	2023	793,066	Nil	Nil	Nil	Nil	793,066
Chief Operating Officer of PNRIL	2022	696,142	Nil	Nil	Nil	Nil	696,142
Montwedi Mphathi	2023	501,946	Nil	Nil	Nil	Nil	501,946
Former CEO of PNRPL and PNGPL	2022	465,992	Nil	Nil	Nil	Nil	465,992
Charles Riopel(5)	2023	157,500	Nil	Nil	Nil	Nil	157,500
Former Executive Chairman	2022	252,500	Nil	Nil	Nil	Nil	252,500
John Hick(6)	2023	Nil	Nil	Nil	Nil	Nil	Nil
Director	2022	15,000	Nil	Nil	Nil	Nil	15,000
Sean Whiteford(7)	2022	Nil	Nil	Nil	Nil	Nil	Nil
President of PNRIL and Former Director	2021	Nil	Nil	Nil	Nil	Nil	Nil
William O’Reilly	2022	Nil	Nil	Nil	Nil	Nil	Nil
Director	2021	Nil	Nil	Nil	Nil	Nil	Nil
Donald Newberry	2022	Nil	Nil	Nil	Nil	Nil	Nil
Director	2021	Nil	Nil	Nil	Nil	Nil	Nil
Jason LeBlanc	2022	Nil	Nil	Nil	Nil	Nil	Nil
Director	2021	Nil	Nil	Nil	Nil	Nil	Nil
Mark Christensen	2022	Nil	Nil	Nil	Nil	Nil	Nil
Director	2021	Nil	Nil	Nil	Nil	Nil	Nil

Notes:

(1)	Paid to Lacnikdon Limited and Breniklan Limited, private companies controlled by Mr. Morrison, which provide the services of Mr. Morrison as the Company’s Chief Executive Officer. Mr. Morrison did not receive any compensation for his services as a director of the Company. See “Employment, Consulting and Management Agreements”.
(2)	Paid to Consultations WJZHU Inc., a private company controlled by Ms. Zhu, which provided the services of Ms. Zhu as the Chief Financial Officer of the Company till July 26, 2023. See “Employment, Consulting and Management Agreements”. The amount in 2023 includes a 12-month severance payment from September 1, 2023.
(3)	Mr. Kamstra was engaged by PNRIL for his services as the Chief Operating Officer of PNRIL effective on January 1, 2022.
(4)	Mr. Mphathi was engaged by PNRPL for his services as the Chief Executive Officer of PNRPL effective on February 11, 2020. Mr. Mphathi departed PNRPL on July 21, 2023.
(5)	Paid to Holding Latitude 45 Inc., a private company controlled by Mr. Riopel, which provided the services of Mr. Riopel as Executive Chairman. Mr. Riopel did not receive any compensation for his services as a director of the Company or its subsidiaries in 2022. Mr. Riopel resigned as a director of the Company effective August 2, 2023.
(6)	Mr. Hick was appointed to the board of directors of NAN on February 26, 2021 and appointed to Lead Director of the Company post the RTO until the appointment of James Gowans as Chair of the Board on January 1, 2024.
(7)	Mr. Whiteford was a director of the Company from August 3, 2022 to March 2, 2023.

External Management Companies

See “Employment, Consulting and Management Agreements” below for disclosure relating to any external management company employing or retaining individuals acting as executive officers of the Company, or that provide the Company’s executive management services.

Options and Other Compensation Securities

The following table sets forth certain information in respect of all compensation securities granted or issued to each executive officer and director by the Company or one of its subsidiaries in the financial year ended December 31, 2023, for services provided or to be provided, directly or indirectly, to the Company or any of its subsidiaries.

Compensation Securities

		Number of
		Compensation				Closing
		Securities,				Price of	Closing
		Number of				Security or	Price of
		Underlying			Issue,	Underlying	Security or
	Type of	Securities and			Conversion	Security on	Underlying
	Compensation	Percentage of	Date of Issue		or Exercise	Date of	Security at
Name and Position	Security	Class	or Grant		Price ($)	Grant ($)	Year End ($)	Expiry Date
Keith Morrison(1)	Options	550,000	Aug 8, 2023	(2)	1.75	1.32	1.26	Aug 8, 2028
Chief Executive Officer and Chairman of the Board
Sarah Zhu(3)	Options	Nil	NA		NA	NA	NA	NA
Former Chief Financial Officer
Peter Rawlins(4)	Options	725,000	Aug 8, 2023		1.75	1.32	1.26	Aug 8, 2028
Senior Vice President and Chief Financial Officer
Boris Kamstra(5)	Options	100,000	Aug 8, 2023		1.75	1.32	1.26	Aug 8, 2028
Chief Operating Officer of PNRIL
Montwedi Mphathi(6)	Options	Nil	NA		NA	NA	NA	NA
Former CEO of PNRPL and PNGPL
Charles Riopel(7)	Options	Nil	NA		NA	NA	NA	NA
Former Executive Chairman
John Hick(8)	Options	100,000	Aug 8, 2023		1.75	1.32	1.26	Aug 8, 2028
Director	DSUs(9)	42,996	Mar 31, 2023		1.41	1.51	1.26	NA
	DSUs	47,274	Jun 30, 2023		1.33	1.38	1.26	NA
	DSUs	44,592	Sep 30, 2023		1.41	1.43	1.26	NA
	DSUs	51,962	Dec 31, 2023		1.21	1.26	1.26	NA
William O’Reilly(10)	Options	100,000	Aug 8, 2023		1.75	1.32	1.26	Aug 8, 2028
Director	DSUs	29,965	Mar 31, 2023		1.41	1.51	1.26	NA
	DSUs	33,111	Jun 30, 2023		1.33	1.38	1.26	NA
	DSUs	30,854	Sep 30, 2023		1.41	1.43	1.26	NA
	DSUs	37,190	Dec 31, 2023		1.21	1.26	1.26	NA
Donald Newberry(11)	Options	100,000	Aug 8, 2023		1.75	1.32	1.26	Aug 8, 2028
Director	DSUs	29,964	Mar 31, 2023		1.41	1.51	1.26	NA
	DSUs	35,569	Jun 30, 2023		1.33	1.38	1.26	NA
	DSUs	31,201	Sep 30, 2023		1.41	1.43	1.26	NA
	DSUs	35,123	Dec 31, 2023		1.21	1.26	1.26	NA
Sean Whiteford(12)	Options	329,167	Aug 8, 2023		1.75	1.32	1.26	Aug 8, 2028
President of PNRIL and Former Director	DSUs	19,976	Mar 31, 2023		1.41	1.51	1.26	NA
Jason LeBlanc(13)	Options	63,288	Aug 8, 2023		1.75	1.32	1.26	Aug 8, 2028
Director	DSUs	15,584	Jun 30, 2023		1.33	1.38	1.26	NA
	DSUs	30,141	Sep 30, 2023		1.41	1.43	1.26	NA
	DSUs	35,123	Dec 31, 2023		1.21	1.26	1.26	NA
Mark Christensen(14)	Options	40,822	Aug 8, 2023		1.75	1.32	1.26	Aug 8, 2028
Director	DSUs	16,236	Sep 30, 2023		1.41	1.43	1.26	NA
	DSUs	34,090	Dec 31, 2023		1.21	1.26	1.26	NA

Notes:

(1)	As at December 31, 2023, Mr. Morrison held 3,188,194 Options exercisable for 3,188,194 Common Shares.
(2)	The options granted on August 8, 2023 vest annually in equal thirds beginning on the first anniversary of the date of grant.
(3)	As at December 31, 2023, Ms. Zhu held 627,950 Options exercisable for 627,950 Common Shares.
(4)	As at December 31, 2023, Mr. Rawlins held 725,000 Options exercisable for 725,000 Common Shares.
(5)	As at December 31, 2023, Mr. Kamatra held 890,500 Options exercisable for 890,500 Common Shares.
(6)	As at December 31, 2023, Mr. Mphathi did not hold any Options exercisable for Common Shares.
(7)	As at December 31, 2023, Mr. Riopel held 1,326,700 Options exercisable for 1,326,700 Common Shares. Mr. Riopel resigned as a director of the Company effective August 2, 2023 and continues as a consultant and a member of the Company’s Advisory Board.
(8)	As at December 31, 2023, Mr. Hick held 160,000 Options exercisable for 160,000 Common Shares, and 246,824 DSUs.
(9)	Value of the DSUs is based on 5-day VWAP of Common Shares on each quarter end of 2023.
(10)	As at December 31, 2023, Mr. O’Reilly held 100,000 Options exercisable for 100,000 Common Shares, and 181,120 DSUs.

(11)	As at December 31, 2023, Mr. Newberry held 100,000 Options exercisable for 100,000 Common Shares, and 171,857 DSUs.
(12)	Mr. Whiteford was a director of the Company from August 3, 2022 to March 2, 2023 and continues as President of PNRIL. As at December 31, 2023, he held 329,167 Options exercisable for 329,167 Common Shares, and no DSUs.
(13)	Mr. LeBlanc was appointed to the Board of PNRL on May 15, 2023. As at December 31, 2023, he held 63,288 Options exercisable for 63,288 Common Shares, and 80,848 DSUs.
(14)	Mr. Christensen was appointed to the Board of PNRL on August 24, 2023. As at December 31, 2023, he held 40,822 Options exercisable for 40,822 Common Shares, and 50,326 DSUs.

Exercise of Compensation Securities

The following table sets forth each exercise of compensation securities by an executive officer or director of the Company during the financial year ended December 31, 2023.

Exercise of Compensation Securities by Directors and Executive Officers

Difference
					Closing	Between
		Number of			Price per	Exercise Price
	Type of	Underlying	Exercise		Security on	and Closing	Total Value
	Compensation	Securities	Price per	Date of	Date of	Price on Date of	on Exercise
Name and Position	Security	Exercised	Security ($)	Exercise	Exercise ($)	Exercise ($)	Date(1) ($)
Montwedi Mphathi	Options	368,900	0.39	October 31, 2023	1.49	1.10	405,790
Former CEO of PNRPL

Notes:

(1)	“Total Value on Exercise Date” is the product of the number of underlying securities exercised multiplied by the difference between the exercise price and the closing price on the date of exercise.

Option Plans and Other Incentive Plans

Amended Option Plan

The Amended Option Plan is a “fixed” share option plan, pursuant to which PNRL may issue up to 27,100,000 Options to eligible persons (as defined below). As of the date hereof, 14,065,321 Options are outstanding under the Option Plan.

Incentive Options under the Amended Option Plan may be granted by the Board to eligible persons, who are directors, officers, employees or Consultants of PNRL or its subsidiaries, eligible persons who are employees of a company providing management services to PNRL, or, in certain circumstances, charitable organizations. Options granted under the Amended Option Plan have a maximum exercise period of up to 10 years, as determined by the Board.

The Amended Option Plan limits the number of Options which may be granted to any one individual to not more than 5% of the total Common Shares in any 12-month period (unless otherwise approved by the “disinterested shareholders” of the Company). A “disinterested shareholder” is a shareholder who is not a director, officer, promoter, or other insider of the Company, or its associates or affiliates, as such terms are defined under the Securities Act (Ontario). In addition, unless otherwise approved by the disinterested shareholders, the number of Common Shares issuable under the Amended Option Plan to all insiders of Company as a group shall not exceed 10% of the total Common Shares at any point in time.

The number of Options granted to any one Consultant or investor relations service provider in any 12-month period must not exceed 2% of the total issued Common Shares. Options granted to investor relations service providers shall vest in stages over at least a one-year period, in accordance with the policies of the Exchange. Subject to the foregoing, any Options granted under the Amended Option Plan will not be subject to any vesting schedule, unless otherwise determined by the Board or required by the policies of the Exchange.

The number of Options granted to all eligible charitable organizations in the aggregate must not exceed 1% of the Common Shares on the date of grant, which Options shall expire on or before the earlier of: (i) the date that is ten years from the grant date; or (ii) the 90th day following the date that the holder of such Options ceases to be an eligible charitable organization under the Amended Option Plan.

Options under the Amended Option Plan may be granted at an exercise price which is at or above the current discounted market price (as defined under the policies of the Exchange) on the date of the grant. In the event of the death or permanent disability of an optionee, any Option granted to such optionee will be exercisable upon the earlier of 365 days from the date of death or permanent disability, or the expiry date of the Option. In the event of the resignation of an optionee, or the termination or removal of an optionee without just cause, any vested Option granted to such optionee will be exercisable for a period ending on the earlier of: (i) the expiry date of such Option determined as at the date of grant thereof; and (ii) the expiration of 90 days (or such longer period, not to exceed 12 months, as may be specified by resolution of the Board) following the effective date of such resignation or termination. In the event of termination for cause, any unexercised Option granted to such optionee will be cancelled as at the date of termination.

Options may be exercised by the holder thereof: (i) by delivering to PNRL a notice specifying the number of Common Shares in respect of which the Option is exercised together with payment in full of the exercise price for each such Common Share; (ii) through a cashless exercise mechanism whereby the Company has certain arrangements with a brokerage firm; or (iii) through a net exercise mechanism whereby the optionee receives only the number of Common Shares that is equal to the quotient obtained by dividing (A) the product of the number of Options being exercised and the difference between the 5-day VWAP on the Exchange immediately preceding the exercise and the exercise price of the subject Option by (B) the 5-day VWAP of the underlying Common Shares.

DSU Plan

The DSU Plan was adopted by the Board on December 26, 2022. The DSU Plan enables the Company upon approval by the Board to grant DSUs to eligible non-management directors.

The following is a summary of the principal terms of the DSU Plan, which is qualified in its entirety by reference to the text of the DSU Plan, a copy of which is attached on Appendix “G” – “DSU Plan” to this Information Circular.

(i)	Purpose

The purpose of the DSU Plan is to advance the interests of the Company and its subsidiaries by: (i) increasing the proprietary interests of non-executive directors in the Company; (ii) aligning the interests of non-executive directors of the Company with the interests of the holders of Common Shares generally; and (iii) furnishing non-executive directors with an additional incentive in their efforts on behalf of the Company.

(ii)	Eligibility

Each director of the Company in office on December 26, 2022, being the effective date of the DSU Plan (the “Effective Date”) became a member of the DSU Plan (“DSUP Member”). Each person who becomes a director at any time subsequent to the Effective Date shall thereupon, without further or other formality, become a DSUP Member. For greater certainty, no Investor Relations Service Providers (as defined in the policy of the Exchange) may receive any DSUs under the DSU Plan.

(iii)	Share Limits and Market Value

The aggregate number of Common Shares made available for issuance from treasury under the DSU Plan shall not exceed 5,000,000 Common Shares, provided that the number of Common Shares reserved for issuance from treasury under the DSU Plan and all other security-based compensation arrangements of the Company and its subsidiaries shall not, in the aggregate, exceed 20% of the number of Common Shares then issued and outstanding. As of the date hereof, 1,113,450 DSUs have been granted under the DSU Plan.

Each DSU will have a notional value equal, on any particular date, to the volume weighted average trading price of the Common Shares for the five (5) consecutive trading days prior to such date (“Market Value”).

(iv)	Granting Restrictions

The grant of DSUs under the DSU Plan is subject to a number of restrictions:

(a)	the aggregate number of Common Shares issuable at any time to Insiders (as defined in the DSU Plan) under the DSU Plan and all other security-based compensation arrangements of the Company and its subsidiaries shall not, in the aggregate, exceed 10% of the issued and outstanding Common Shares, calculated on a non-diluted basis (unless disinterested shareholder approval is obtained pursuant to the Corporate Finance Manual of the Exchange);
(b)	within any one-year period, the Company shall not issue to Insiders under the DSU Plan and all other security-based compensation arrangements of the Company and its subsidiaries, in the aggregate, a number of Common Shares exceeding 10% of the issued and outstanding Common Shares, calculated on a non-diluted basis (unless disinterested shareholder approval is obtained pursuant to the Corporate Finance Manual of the Exchange); and
(c)	within any one-year period, the Company shall not issue to any one person, or companies wholly-owned by that person, under the DSU Plan and all other security-based compensation arrangements of the Company and its subsidiaries, in the aggregate, a number of Common Shares exceeding 5% of the issued and outstanding Common Shares, calculated on a non-diluted basis.
(v)	Administration of Grants

The Board may, at any time, grant DSUs to directors of the Company in consideration of service for any period specified in the resolution authorizing such grant (except in lieu of accrued and unpaid compensation amounts).

In addition, DSUP Members may elect to receive DSUs instead of cash remuneration in respect of his or her annual retainer, committee retainer and meeting fees (or any portion thereof). The number of DSUs to be notionally credited to DSUP Members in lieu of cash remuneration shall be determined on a quarterly basis, as of the final day of any quarterly period (the “Crediting Date”), calculated as the quotient obtained when (i) the aggregate value of the cash remuneration that would have been paid to such DSUP Member, is divided by (ii) the Market Value as of the last day of such quarterly period.

Unless otherwise specified by the Board and/or included in any award agreement, DSUs credited to a DSUP Member shall be fully vested on the applicable Crediting Date.

(vi)	Redemption

The DSUs credited to the account of a director may only be redeemed following the date upon which the holder ceases to be a director. Depending upon the country of residence of a director, the DSUs may be redeemed at any time prior to December 15 in the calendar year following the year in which the holder ceases to be a director and may be redeemed in as many as four installments. Upon redemption, the holder is entitled to a cash payment equal to the number of DSUs redeemed multiplied by the Market Value on that date. The Company has the right to elect to settle redemption payments in Common Shares in lieu of cash.

The Company will deduct or withhold from any payment or settlement in Common Shares, for the benefit of a DSUP Member, any amount required in order to comply with the applicable provisions of any federal or provincial law relating to the withholding of tax or the making of any other source deductions.

(vii)	No Shareholder Rights

DSUs are different from Common Shares and will not entitle a DSUP Member to any shareholder rights, including, without limitation, voting rights, dividend entitlement or rights on liquidation.

(viii)	Suspension, Termination or Amendments

The Board may amend, suspend or terminate (and re-instate) the DSU Plan in whole or in part, or amend the terms of DSUs credited in accordance with the DSU Plan, without approval of the shareholders. However, such suspension, termination or amendment is subject to the receipt of all required regulatory approvals including, without limitation, the approval of the Exchange.

If any such amendment, suspension or termination will materially or adversely affect the rights of a DSUP Member with respect to DSUs credited to such director, then the written consent of the DSUP Member will be obtained. However, a DSUP Member’s written consent will not be required if such amendment, suspension or termination is required in order to comply with applicable laws, regulations, rules, orders of government or regulatory authorities or the requirements of any stock exchange on which shares of the Company are listed.

In addition, the Company may not make the following amendments to the DSU Plan without the approval of the shareholders: (i) an amendment to remove or exceed the insider participation limit prescribed by the Corporate Finance Manual of the Exchange; (ii) an amendment to increase the maximum number of Common Shares made available for issuance from treasury under the DSU Plan; (iii) an amendment to modify the definition of “Eligible Director” in the DSU Plan; or (iv) an amendment to the amending provision within the DSU Plan.

If the Board (or such other committee of the directors appointed to administer the DSU Plan) terminates the DSU Plan, DSUs previously credited to DSUP Members will remain outstanding and in effect and be settled in due course in accordance with the terms of the DSU Plan.

(ix)	Non-Transferability of Awards

Except as otherwise may be expressly provided for under the DSU Plan or pursuant to a will or by the laws of descent and distribution, no right or interest of a DSUP Member under the DSU Plan is assignable or transferable.

(x)	Clawback

All DSUs granted under the DSU Plan shall be and remain subject to any incentive compensation clawback or recoupment policy currently in effect or as may be adopted by the Board.

Employment, Consulting and Management Agreements

The following is a description of the material terms of each agreement or arrangement under which compensation was provided during the financial year ended December 31, 2023 or is payable in respect of services provided to the Company or any of its subsidiaries that were performed by a director or executive officer.

Keith Morrison

Keith Morrison and NAN entered into an employment agreement dated December 15, 2014, setting out the terms and conditions of Mr. Morrison’s employment as Chief Executive Officer of the Company.

Effective on June 1, 2018, NAN and Mr. Morrison agreed to amend the terms of Mr. Morrison’s employment from direct employment to contracted consultant. In connection with the foregoing, the Company and Lacnikdon Limited, a private company controlled by Mr. Morrison, entered into a service agreement, pursuant to which Lacnikdon Limited provided the services of Mr. Morrison as the Company’s Chief Executive Officer. Upon the closing of the RTO, PNRL entered into a services agreement with Breniklan Limited, a private company controlled by Mr. Morrison for his continuing service post the RTO. Under the services agreement, Breniklan Limited is entitled to a monthly service fee of $35,506 plus applicable tax, effective August 3, 2022. The monthly fee was further increased to $46,378 from January 1, 2023.

If the services agreement is terminated without cause by the Company within six months following a change of control event (a “Change of Control Window”), the Company shall pay to Mr. Morrison in lump sum or in monthly installments a cash amount equal to twenty-four months service fees at the date of termination.

Sarah Zhu

Sarah Zhu and NAN entered into an employment agreement dated April 28, 2018, setting out the terms and conditions of Ms. Zhu’s employment as Chief Financial Officer of the Company.

Effective on October 1, 2020, NAN and Ms. Zhu agreed to amend the terms of Ms. Zhu’s employment from direct employment to contracted consultant. In connection with the foregoing, NAN and WJZHU Inc., a private company controlled by Ms. Zhu, entered into a service agreement, pursuant to which WJZHU Inc. provided the services of Ms. Zhu as the Company’s Chief Financial Officer. Under the service agreement, WJZHU Inc. is entitled to a monthly service fee of $20,667 per month plus applicable tax.

If the service agreement is terminated without cause by the Company, the Company shall pay to Ms. Zhu, in lump sum or in monthly installments, a cash amount equal to six months plus one month, calculated on a pro rata basis, for each year of continuous service, to a cumulative maximum period of twelve months.

Ms. Zhu stepped down from her position as Chief Financial Officer of the Company effective July 26, 2023 and continues with the Company in a senior accounting role during a transitionary period.

Boris Kamstra

PNRIL entered into a consulting agreement with Mr. Kamstra dated January 1, 2022. Under the agreement, Mr. Kamstra is responsible for providing leadership for and input to the design, build, redevelopment and commissioning of the Company’s projects in Botswana, delivering Stage 3 (Hot Commissioning) wherein the projects are producing commercial levels of saleable concentrates, and assuming responsibility and authority for the effective leadership and management of the re-engineering, engineering, construction and commissioning of the Botswana projects so as to confidently and reasonably project financial results in line with objectives as provided by the Company. Mr. Kamstra is the Chief Operating Officer of PNRIL.

PNRIL agreed to pay Mr. Kamstra a consulting fee of US$20,000 for the month of January 2022, US$40,000 for the month of February 2022 and US$50,000 per calendar month thereafter.

The agreement may be terminated by either PNRIL or Mr. Kamstra on 90 days’ written notice.

Montwedi Mphathi

PNRPL entered into a consulting agreement dated February 11, 2020 with First Land (Pty) Ltd. to provide the services of Montwedi Mphathi. The initial services to be provided included the organization and representation of PNRPL at a series of meetings with local stakeholders, potential employees and government officials. The services were subsequently broadened to include the role of Chief Executive Officer of PNRPL.

Total consulting fees paid under the agreement were $465,992 in 2022 and $501,946 in 2023, including severance payment.

Mr. Mphathi departed PNRPL on July 21, 2023.

Charles Riopel

Holding Latitude 45 Inc., a private company controlled by Mr. Riopel, provided the services of Mr. Riopel as Executive Chairman. Total consulting fees paid to Holding Latitude 45 Inc. were $252,500 in 2022 and $157,500 in 2023. Mr. Riopel resigned as a director of the Company effective August 2, 2023.

Estimated Incremental Payments

The following shows the estimated incremental payments that would be payable to each of the executive officers of the Company in the event of a change of control or termination without cause of such executive officers on December 31, 2023.

	Estimated Payment for a	Estimated Payment for a
	Termination without Cause	Termination without Cause
	during a Change of Control	outside a Change of Control
Name	Window(1) ($)	Window(2) ($)
Keith Morrison, Chief Executive Officer	1,168,728	1,168,728

Notes:

(1)	Represents fees for a period of 24 months at approximately $48,697 per month, plus applicable tax, as well as the value of $Nil options that would become vested as a result of such event, based on the closing price of the Common Shares of $1.26 on December 29, 2023.

	Estimated Change of	Estimated Termination Without
Name	Control Payment ($)	Cause Payment(1) ($)
Peter Rawlins, Senior Vice President and Chief Financial Officer	Nil	700,000

Note:

(1)	Represents 1.75 times of the executive’s base salary, plus applicable taxes.

Oversight and Description of Director and Executive Officer Compensation

The Company has a human resources and compensation committee (the “HRCC”), currently comprised of John Hick (Chair), Jason LeBlanc and William O’Reilly. The HRCC is responsible for overseeing the Company’s remuneration policies and practices and determining the compensation of the executive officers and directors.

The Company’s executive compensation program has three principal components: base salaries, consulting fees, incentive bonus plans and Options.

Base Salary

The Company provides executive officers with base salaries or consulting fees, which represent their minimum compensation for services rendered, or expected to be rendered. The executive officers’ base compensation depends on the scope of their experience, responsibilities, leadership skills, performance, length of service, general industry trends and practices, competitiveness and the Company’s existing financial resources.

The amount of base compensation is determined through negotiation of employment terms with each executive officer and is determined on an individual basis. While base compensation is intended to fit into the Company’s overall compensation objectives by serving to attract and retain talented executive officers, the size of the Company and the nature and stage of its business also impacts the level of base compensation. Compensation is set with informal reference to the market for similar jobs in Canada and internationally.

Incentive Bonuses

Incentive bonuses, in the form of cash payments or equity grants, are designed to add a variable component of compensation based on corporate and individual performance for executive officers and employees. As the Company grows and develops its projects, it is expected that an annual incentive award program will be formalized that will clearly articulate performance objectives and specific measurable goals that will be linked to individual performance criteria set for the executive officers. No bonuses were paid to executive officers or employees during the Company’s financial year ended December 31, 2023.

Option-Based Awards

Options are granted pursuant to the Option Plan to provide an incentive to the directors, officers, employees and Consultants of the Company to achieve the longer-term objectives of the Company, to give suitable recognition to the ability and industry of such persons who contribute materially to the success of the Company and to attract and retain persons of experience and ability, by providing them with the opportunity to acquire an increased proprietary interest in the Company. The Company awards Options based upon the recommendation of the HRCC, which recommendation is based on the HRCC’s review of a proposal from the Chief Executive Officer. Previous grants of Options are taken into account when considering new grants. During the year ended December 31, 2023, 3,833,277 Options were granted under the Option Plan and vest annually in equal thirds beginning on the first anniversary of the date of grant.

The implementation of new incentive share option plans and amendments to the Option Plan are the responsibility of the HRCC.

DSU Awards

During the year ended December 31, 2023, DSUs have been granted to the following non-executive directors:

				Closing Price
				of Security or	Closing Price
				Underlying	of Security or
				Security on	Underlying
	Number of		Issue	Date of	Security at
Name and Position	DSUs granted	Date of Grant	Price ($)	Grant ($)	Year End ($)	Expiry Date
John Hick	42,996	Mar 31, 2023	1.41	1.51	1.26	NA
Director (Lead Director until January 1, 2024)	47,274	Jun 30, 2023	1.33	1.38
	44,592	Sep 30, 2023	1.41	1.43
	51,962	Dec 31, 2023	1.21	1.26
William O’Reilly	29,965	Mar 31, 2023	1.41	1.51	1.26	NA
Director	33,111	Jun 30, 2023	1.33	1.38
	30,854	Sep 30, 2023	1.41	1.43
	37,190	Dec 31, 2023	1.21	1.26
Donald Newberry	29,964	Mar 31, 2023	1.41	1.51	1.26	NA
Director	35,569	Jun 30, 2023	1.33	1.38
	31,201	Sep 30, 2023	1.41	1.43
	35,123	Dec 31, 2023	1.21	1.26
Sean Whiteford	19,976	Mar 31, 2023	1.41	1.51	1.26	NA
Former Director(1)
Jason LeBlanc	15,584	Jun 30, 2023	1.33	1.38	1.26	NA
Director	30,141	Sep 30, 2023	1.41	1.43
	35,123	Dec 31, 2023	1.21	1.26
Mark Christensen	16,236	Sep 30, 2023	1.41	1.43	1.26	NA
Director	34,090	Dec 31, 2023	1.21	1.26

Note:

(1)	Mr. Whiteford resigned as a director of the Company on March 2, 2023. He continues as the President of PNRIL.

Other Compensation

Other than as outlined herein, the Company has no other forms of compensation, although payments may be made from time to time to individuals, or the companies they control, for the provision of consulting services. Such consulting services are paid for by the Company at competitive industry rates for work of a similar nature by reputable arm’s length services providers.

Compensation Risks

The HRCC is responsible for considering, reviewing and establishing executive compensation programs, and whether the programs encourage unnecessary or excessive risk taking. The Company believes the programs are balanced and do not motivate unnecessary or excessive risk taking.

Base salaries are fixed in amount and thus do not encourage risk taking. The Company does not currently have any annual incentive or bonus programs.

Option awards are important to further align the interests of executive officers with those of the Common Shareholders. The ultimate value of the awards is tied to the Company’s share price and, since awards are staggered and typically subject, in large part, to delayed vesting, they help ensure that executive officers have significant value tied to long-term share price performance.

Hedging

The Company has not established any policies related to the purchase by directors or executive officers of financial instruments (including prepaid variable forward contracts, equity swaps, collars, or units of exchange funds) that are designed to hedge or offset a decrease in market value of equity securities granted as compensation or held, directly or indirectly, by any director or executive officer of the Company.

Pension Disclosure

No pension, retirement or deferred compensation plans, including defined contribution plans, have been instituted by the Company and none are proposed at this time.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Beneficial Ownership Table

The following table lists, as of June 27, 2024, the number of shares of common share of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 10% of the outstanding common share; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common share by our principal shareholders and management is based upon information furnished by each person using beneficial ownership’ concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Insider and	Common Shares	Warrants(1)	Options(1)	DSUs(1)	Percent Ownership – Basic	Percent Ownership – Partially- Diluted
Relationship	(#)	(#)	(#)	(#)	(%)	(%)
Insider and Relationship
James Gowans Chairman & Director	211,538	128,205	Nil	69,444	0.11	0.22
Donald Newberry Director	367,750	Nil	100,000	221,857	0.20	0.37
Jason LeBlanc Director	500,000	150,000	63,288	128,070	0.27	0.45
John Hick Director	299,913	128,205	160,000	296,824	0.16	0.48
William O'Reilly Director	548,100	75,000	100,000	231,119	0.30	0.51
Mark Christensen Director	1,103,430	769,230	40,822	96,159	0.59	1.08
Norman MacDonald Director	250,068	326,600	Nil	Nil	0.13	0.31
Keith Morrison Chief Executive Officer and Director	7,275,423	Nil	3,188,194	Nil	3.92	5.54
Peter Rawlins Chief Financial Officer	115,000	100,000	725,000	Nil	0.06	0.50
Sean Whiteford President of PNRIL	184,946	Nil	329,167	Nil	0.10	0.28
Boris Kamstra Chief Operating Officer, Mine Development Lead, of PNRIL	244,500	38,500	890,500	Nil	0.13	0.63
Kneipe Setlhare President of PNGPL and PNRPL	1,054,000	Nil	568,900	Nil	0.57	0.87
Timothy Moran Chief Legal Officer and Corporate Secretary	1,027,650	Nil	388,500	Nil	0.55	0.76
EdgePoint Investment Group Inc. 10% Securityholder of the Company	23,883,224	13,716,307	Nil	Nil	12.86	18.85

Note:

(1)	Representing securities directly or beneficially held by each insider that are convertible, exercisable or exchangeable into Common Shares, including such securities which in certain circumstances may be convertible, exercisable or exchangeable into Common Shares within 60 days following the date of this Report.

Securities Authorized for Issuance Under Our Equity Compensation Plans

The Company grants awards under its Amended Option Plan and its DSU Plan. See “Amended Option Plan” and “DSU Plan” in Item 11 of this Report.

Equity Compensation Plan Information

The following table sets out information as of December 31, 2023, with respect to outstanding security based compensation arrangements, including the 2019 Incentive Plan.

	Number of securities		Number of securities
	to be issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
Plan Category	warrants and rights	warrants and RSUs ($)	compensation plans
Equity compensation plans approved by security holders(1)	14,218,896	1.38	15,641,288.00
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	14,218,896	1.38	15,641,288.00

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There have been no transactions since January 1, 2023, in which the Company was or is to be a participant and the amount involved exceeds US$120,000 and in which any executive officer or director of the Company, any shareholder beneficially owning more than 5% of any class of our voting securities or an immediate family member of any such persons had or will have a direct or indirect material interest.

Procedures for Approval of Related Party Transactions

Our Board is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

DIRECTOR INDEPENDENCE

The independence of our directors is determined under Nasdaq Rules.

For the purposes of this Report, the Board has determined that 6 of our 8 current directors are independent persons under the Nasdaq Rules, which is the majority of our Board: James Gowans, John Hick, Mark Christensen, Jason LeBlanc, Donald Newberry and William O’Reilly. Keith Morrison is an executive officer of the Company and is therefore not independent. Norman MacDonald has served as a financial advisor to the Company in connection with a recent significant equity and debt financing and is therefore not independent.

The independent directors meet in executive session, without the presence of non-independent directors and members of management, in conjunction with each regularly scheduled meeting of the Board. During 2023, 15 executive sessions were held. The Board encourages its independent directors to meet formally or informally without any non-independent directors, including members of management, being present, on an as-needed basis. In addition, the small size of the Board helps to create an atmosphere conducive to candid and open discussion among all directors.

Directors are required to attend the Company’s annual meeting of shareholders, unless an urgent event intervenes. All six of the then-serving directors attended the 2023 annual meeting of shareholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

	2023	2022
Audit fees (1)	$312,555	$45,549
Audit-related fees (2)	—	29,000
Tax fees (3)	41,866	5,300
All other fees	—	—
Total fees	$354,421	$79,849

Notes:

(1)

MNP LLP, Chartered Professional Accountants (“MNP”) billed the Company $312,555 for its audit service in the year ended December 31, 2023. Dale Matheson Carr-Hilton LaBonte LLP, Chartered Professional Accountants (“DMCL”) billed the Company $45,549 in the year ended December 31, 2022.

(2)	DMCL billed $29,000 for the service related to the RTO including review of filing statements, financial pro-forma, etc. in the year ended December 31, 2022
(3)	MNP, DMCL, BDO Greenland and an individual tax consultant provided tax services including preparation of tax notes and returns, as well as tax filings on behalf of the Company.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.
(i)	Financial Statements - see Item 8. Financial Statements and Supplementary Data
(ii)	Financial Statement Schedules – None

(Financial statement schedules have been omitted either because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or notes thereto.)

(iii)	Report of Independent Registered Public Accounting Firm.
(iv)	Notes to Financial Statements.
(b)	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Report.

Exhibit Index

3.1

Articles of Continuance of the Company as filed with the Ministry of Government and Consumer Services under the Business Corporations Act (Ontario) on July 29, 2022 (incorporated by reference to Exhibit 1.2 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023, filed with the SEC on May 15, 2023)

3.1.1

Certificate of Continuance issued by the Ministry of Government and Consumer Services under the Business Corporations Act (Ontario) on July 29, 2022 (incorporated by reference to Exhibit 1.1 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023, filed with the SEC on May 15, 2023)

3.2

By-Law No. 1 of the Company dated July 29, 2022 (incorporated by reference to Exhibit 1.3 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023, filed with the SEC on May 15, 2023)

4.1	Description of Securities (incorporated by reference to Exhibit 2.6 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023, filed with the SEC on May 15, 2023)
10.1

Warrant Certificate dated March 17, 2023 (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023, filed with the SEC on May 15, 2023)

10.2

Form of Broker Warrant Certificate (incorporated by reference to Exhibit 2.2 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023, filed with the SEC on May 15, 2023)

10.3

Commitment Letter among the Company, certain guarantors and Pinnacle Island LP, dated November 8, 2022 (incorporated by reference to Exhibit 2.3 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023 filed with the SEC on May 15, 2023)

10.4

Promissory Note dated November 25, 2022 between the Company and Pinnacle Island LP (incorporated by reference to Exhibit 2.4 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023 filed with the SEC on May 15, 2023)

10.5

Amended and Restated Promissory Note dated March 17, 2022 between the Company and Pinnacle Island LP (incorporated by reference to Exhibit 2.5 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023 filed with the SEC on May 15, 2023)

10.6

Asset Purchase Agreement dated September 28, 2021, between Trevor Glaum N.O., BCL Limited, PNRP and PNRC (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023 filed with the SEC on May 15, 2023)

10.7

Amending Agreement dated January 19, 2022, between Trevor Glaum N.O., BCL Limited, PNRP and certain guarantors (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023 filed with the SEC on May 15, 2023)

10.8

Agency agreement dated February 24, 2023 among the Company, Paradigm Capital Inc., as lead agent and sole bookrunner, together with Tamesis Partners LLP, Cormark Securities Inc., Echelon Wealth Partners Inc., Eight Capital, INFOR Financial Inc., and CIBC World Markets Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023 filed with the SEC on May 15, 2023)

10.9*	Commitment letter dated June 12, 2023, between the Company, as borrower, and EdgePoint Investment Group Inc., as lender, in respect of a secured loan in the principal amount of C$15,000,000
10.10*

Binding term sheet dated June 12, 2023, between the Company and EdgePoint Investment Group Inc., as portfolio manager on behalf of certain mutual funds managed by it, relating to the subscription of 14,772,000 units at a price of $1.10 per unit for aggregate proceeds to the Company of C$16,249,200

10.11*

Agency agreement dated December 14, 2023, among the Company, Cormark Securities Inc. and BMO Nesbitt Burns Inc., as co-lead agents, together with Canaccord Genuity Corp., Fort Capital Securities Ltd., and Paradigm Capital Inc.

10.12*

Second Amended and Restated Commitment Letter dated December 3, 2023, between the Company, as borrower, and EdgePoint Investment Group Inc., as lender, which increased the amount of loan under the Commitment Letter from C$15,000,000 to C$20,882,353

10.13*

Binding term sheet dated June 4, 2024, among the Company, EdgePoint Investment Group Inc., as portfolio manager on behalf of certain mutual funds managed by it (collectively, “EdgePoint”), and Extract Advisors LLC, on behalf of Extract Capital Master Fund and Extract Exploration Fund (Cayman) LP (collectively, “Extract”), providing for the subscription of 7,692,307 units of the Company by each of EdgePoint and Extract for aggregate gross proceeds of approximately C$12,000,000

10.14*†	Stock option plan of the Company approved by shareholders on September 20, 2023
10.15*†	Deferred share unit plan of the Company approved by shareholders on September 30, 2023
10.16*	Investor rights agreement dated June 14, 2024, between the Company and EdgePoint
10.17*	Code of Conduct and Ethics of the Company
10.18*	Form of Warrant Certificate in respect of the June 2024 private placement
10.19*	Form of Compensation Warrant Certificate in respect of the June 2024 private placement
21	Subsidiaries of the Company (incorporated by reference to Exhibit 8 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023 filed with the SEC on May 15, 2023)
23.1*	Consent of Qualified Person in respect of the Selkirk TRS
23.2*	Consent of Qualified Person in respect of the Selebi TRS
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer
96.1	Technical Report Summary on the Selkirk Nickel Project, North East District, Republic Botswana dated June 27, 2024 (with the effective date of May 31, 2024) prepared by SLR Consulting (Canada) Ltd.
96.2	Technical Report Summary on the Selebi Mines, Central District, Republic of Botswana dated June 27, 2024 (with the effective date of May 31, 2024) prepared by SLR Consulting (Canada) Ltd.
101

The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2023, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the XBRL document)

*Filed herewith.

†Indicates a management contract or compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 28, 2024

PREMIUM NICKEL RESOURCES LTD.

By:	/s/Keith Morrison
Name: Keith Morrison
Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Keith Morrison and Peter Rawlins, acting alone or together with another attorney-in-fact, as his true and lawful attorney-in-fact, with full power of substitution and re-substitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report, and to file the same, with exhibits thereto and other documents in connection with therewith, with the SEC, hereby ratifying and confirming all that said attorney-in-fact or his substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name and Signature	Title	Date
	Chief Executive Officer & Director (principal executive officer)	June 28, 2024
/s/ Keith Morrison
Keith Morrison

	Senior Vice President Finance & Chief Financial Officer (principal financial officer)	June 28, 2024
/s/ Peter Rawlins
Peter Rawlins

	Director	June 28, 2024
/s/ James Gowans
James Gowans

	Director	June 28, 2024
/s/ John Hick
John Hick

	Director	June 28, 2024
/s/ William O’Reilly
William O’Reilly

	Director	June 28, 2024
/s/ Donald Newberry
Donald Newberry

	Director	June 28, 2024
/s/ Jason LeBlanc
Jason LeBlanc

	Director	June 28, 2024
/s/ Mark Christensen
Mark Christensen

	Director	June 28, 2024
Norman MacDonald

S-1