Form 10-Q
period 2024-03-31
Premium Nickel Resources Ltd.
filed 2024-07-12
CIK 795800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-14740

PREMIUM NICKEL RESOURCES LTD.

(Exact name of registrant as specified in its charter)

Ontario, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 3400, One First Canadian Place, P.O. Box 130, Toronto, Ontario, Canada	M5X 1A4
(Address of principal executive offices)	(Zip Code)

(604) 770-4334
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No  ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

As of June 30, 2024, there were 185,708,588 Common Shares issued and outstanding.

PART I - FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) for Premium Nickel Resources Ltd. (the “Company” or “PNRL”) (as defined herein), contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) as filed with the Securities and Exchange Commission on June 28, 2024 and elsewhere in this Report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” of the Company’s 2023 Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date hereof. You should read this Report and the documents that we have filed as exhibits to this Report completely and with the understanding that our actual future results may be materially different from what we expect.

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

Unless otherwise indicated, all references to “$”,”C$” and “dollars” in this Report refer to Canadian dollars, references to “US$” in this Report refer to United States dollars and references to “BWP” in this Report refer to Botswanan Pula. On March 28, 2024, the daily exchange rate (i) for one United States dollar expressed in Canadian dollars, as quoted by the Bank of Canada, was US$1.00 = C$1.3550 (or C$1.00 = US$0.7380), (ii) for one Botswanan Pula expressed in Canadian dollars, as quoted by Bloomberg LP, was BWP 1.00 = C$0.0987 (or C$1.00 = BWP 10.1241), and (iii) for one Botswanan Pula expressed in United States dollars, as quoted by Bloomberg LP, was BWP 1.00 = US$0.0730 (or US$1.00 = BWP 13.7082).

Item 1. Financial Statements

UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2024 and 2023

In accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and stated in Canadian dollars, unless otherwise indicated.

Unaudited Condensed Interim Consolidated Balance Sheets

(Expressed in Canadian dollars)

		As at March 31, 2024	As at December 31, 2023
	Notes	$	$
ASSETS
CURRENT ASSETS
Cash and cash equivalents		9,366,821	19,245,628
Prepaid expenses		580,580	900,310
Other receivables	3	710,073	532,835
Spare parts	18	1,178,941	212,135
TOTAL CURRENT ASSETS		11,836,415	20,890,908

NON-CURRENT ASSETS
Exploration and evaluation assets	4,10	8,495,730	8,594,798
Property, plant and equipment	5	8,126,334	8,488,499
TOTAL NON-CURRENT ASSETS		16,622,064	17,083,297
TOTAL ASSETS		28,458,479	37,974,205

LIABILITIES
CURRENT LIABILITIES
Trade payables and accrued liabilities	6	3,756,692	4,280,146
Lease liabilities	9	1,319,863	1,611,143
TOTAL CURRENT LIABILITIES		5,076,555	5,891,289

NON‑CURRENT LIABILITIES
Vehicle financing		211,284	236,124
Provision for leave and severance		633,304	510,202
Term loan	7	18,197,327	17,956,423
Deferred share units liability	11	939,128	884,481
NSR Option liability	10	2,750,000	2,750,000
TOTAL NON-CURRENT LIABILITIES		22,731,043	22,337,230
TOTAL LIABILITIES		27,807,598	28,228,519

SHAREHOLDERS' EQUITY
Common shares (No par value, unlimited common shares authorized; 149,427,179 issued and outstanding) (December 31, 2023 – 149,300,920)		—	—
Preferred shares		31,516	31,516
Additional paid-in capital		116,459,585	116,069,973
Deficit		(113,913,996)	(104,566,816)
Accumulated other comprehensive loss		(1,926,224)	(1,788,987)
TOTAL SHAREHOLDERS' EQUITY		650,881	9,745,686
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		28,458,479	37,974,205

Nature of Operations and Going Concern (Note 1)

The accompanying notes are an integral part of these Unaudited Condensed Interim Consolidated Financial Statements.

Approved by the Board of Directors on July 12, 2024.

“signed” Keith Morrison Director	“signed” Jason LeBlanc Director

Unaudited Condensed Interim Consolidated Statements of Operations and Comprehensive Loss

(Expressed in Canadian dollars)

		Three months ended	Three months ended
		March 31, 2024	March 31, 2023
	Notes	$	$
EXPENSES
General and administration expenses	17	1,865,253	1,857,412
Depreciation	5	364,228	45,762
General exploration expenses	4	5,731,998	4,015,841
Interest and bank charges		94,617	49,939
Share-based payment	11	389,612	—
Deferred share units granted	11	281,249	173,292
Fair value movement of deferred shares units	11	(226,602)	(16,000)
Net foreign exchange loss		66,013	30,416
		8,566,368	6,156,662
OTHER ITEMS
Interest expense (income)		20,702	(9,677)
Interest expense on Term loan	7	760,110	—
Interest expense on Promissory note		—	220,787
NET LOSS FOR THE PERIOD		9,347,180	6,367,772

OTHER COMPREHENSIVE LOSS
Exchange differences on translation of foreign operations		137,237	272,337
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		9,484,417	6,640,109

Basic and diluted loss per share		0.06	0.05
Weighted average number of common shares outstanding – basic and diluted		149,373,068	118,246,915

The accompanying notes are an integral part of these Unaudited Condensed Interim Consolidated Financial Statements.

Unaudited Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in Canadian dollars)

						Accumulated
				Additional		Other	Total
			Preferred	paid-in		Comprehensive	Shareholders’
		Number of	shares	capital	Deficit	Loss	Equity
	Notes	Shares	$	$	$	$	$
BALANCE AS AT DECEMBER 31, 2022	10	116,521,343	31,516	77,302,736	(72,190,747)	(1,200,516)	3,942,989

Net loss for the period		—	—	—	(6,367,772)	—	(6,367,772)
Share capital issued through private placement		4,437,184	—	7,765,072	—	—	7,765,072
Share issue costs		—	—	(606,547)	—	—	(606,547)
Fair value of lender warrants		—	—	116,177	—	—	116,177
Exchange differences on translation of foreign operations		—	—	—	—	(272,337)	(272,337)
BALANCE AS AT MARCH 31, 2023	10	120,958,527	31,516	84,577,438	(78,558,519)	(1,472,853)	4,577,582

BALANCE AS AT DECEMBER 31, 2023		149,300,920	31,516	116,069,973	(104,566,816)	(1,788,987)	9,745,686

Net loss for the period		—	—	—	(9,347,180)	—	(9,347,180)
Exercise of options, net		126,259	—	—	—	—	—
Share-based payment		—	—	389,612	—	—	389,612
Exchange differences on translation of foreign operations		—	—	—	—	(137,237)	(137,237)
BALANCE AS AT MARCH 31, 2024	10	149,427,179	31,516	116,459,585	(113,913,996)	(1,926,224)	650,881

The accompanying notes are an integral part of these Unaudited Condensed Interim Consolidated Financial Statements.

Unaudited Condensed Interim Consolidated Statements of Cash Flows

(Expressed in Canadian dollars)

	Three months Ended
	March 31, 2024	March 31, 2023
	$	$
OPERATING ACTIVITIES
Net loss for the period	(9,347,180)	(6,367,772)
Interest payment on term loan	(519,206)	—
Items not affecting cash:
Deferred share units granted	281,249	173,292
Fair value movement of deferred share units	(226,602)	(16,000)
Depreciation	364,228	45,762
Provision for leave and severance	123,102	86,496
Accrued interests and accretion on loans	760,110	211,110
Share-based payment	389,612	—
Changes in non-cash working capital and non-current liability
Prepaid expenses and other receivables	142,492	100,518
Trade payables and accrued expenses	(523,454)	17,581
Spare parts	(966,806)	(212,135)
Net cash used in operating activities	(9,522,455)	(5,961,148)

INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(85,096)	(1,000,000)
Net cash used in investing activities	(85,096)	(1,000,000)

FINANCING ACTIVITIES
Proceeds from issuance of units	—	7,765,072
Share issue costs	—	(473,383)
Vehicle loan payment	(24,840)	(13,044)
Lease payment	(291,280)	(40,030)
Net cash provided by/(used in) financing activities	(316,120)	7,238,615

Effect of exchange rate changes on cash and cash equivalents	44,864	(126,211)
Change in cash and cash equivalents for the period	(9,878,807)	151,256
Cash and cash equivalents at the beginning of the period	19,245,628	5,162,991
Cash and cash equivalents at the end of the period	9,366,821	5,314,247

Supplemental cash flow information
Income taxes paid	—	—
Interest paid	592,440	44,282

The accompanying notes are an integral part of these Unaudited Condensed Interim Consolidated Financial Statements.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024

(Expressed in Canadian dollars)

1.	NATURE OF OPERATIONS AND GOING CONCERN

Premium Nickel Resources Ltd. (TSXV: PNRL) (the “Company” or “PNRL”) was founded upon the closing of a reverse takeover transaction (the “RTO”) whereby Premium Nickel Resources Corporation (“PNRC”) and 1000178269 Ontario Inc. (“NAN Subco”), a wholly-owned subsidiary of North American Nickel Inc. (“NAN”), amalgamated by way of a triangular amalgamation (the “Amalgamation”) under the Business Corporations Act (Ontario) (the “OBCA”) on August 3, 2022. The common shares of PNRL are listed and posted for trading on the TSX Venture Exchange (the “TSXV”) under the symbol “PNRL”.

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

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024

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

Going Concern

The Company, being in the exploration stage, is subject to risks and challenges similar to companies in a comparable stage of exploration and development. These risks include the challenges of securing adequate capital for exploration, development and operational risks inherent in the mining industry, and global economic and metal price volatility, and there is no assurance management will be successful

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024

(Expressed in Canadian dollars)

in its endeavors. As at March 31, 2024, the Company had no source of operating cash flows, nor any credit line currently in place. The Company incurred a net loss of $9,347,180 for the three months ended March 31, 2024. The Company’s committed cash obligations and expected level of expenses will vary depending on its operations.

These unaudited condensed interim consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. The ability of the Company to continue operations as a going concern is ultimately dependent upon achieving profitable operations and its ability to obtain adequate financing. To date the Company has not generated profitable operations from its resource activities and will need to invest additional funds in carrying out its planned evaluation, development and operational activities. It is not possible to predict whether financing efforts will be successful or if the Company will attain a profitable level of operations. These material uncertainties cast substantial doubt about the Company’s ability to continue as a going concern. These condensed interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities and the reported expenses and comprehensive loss that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material.

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

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024

(Expressed in Canadian dollars)

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
(a)	Statement of Compliance

These unaudited condensed interim consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and in accordance with the instructions in Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (“SEC”) for financial information.

Certain information or footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023. The interim period results do not necessary indicate the results that may be expected for any other interim period or for the full fiscal year.

(b)	Basis of preparation

These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis under the historical cost convention, modified by the revaluation of any financial assets and financial liabilities where applicable. The preparation of consolidated financial statements in conformity with US GAAP requires the use of certain critical accounting estimates. It also requires management to exercise judgment in the process of applying the Company’s accounting policies.

The significant accounting policies used in the preparation of these unaudited condensed interim consolidated financial statements are consistent with those used in the preparation of the audited annual consolidated financial statements for the year ended December 31, 2023.

Operating segments are reported in a manner consistent with the internal reporting used for the audited annual consolidated financial statements. The Company determined that it has one reportable operating segment being that of the acquisition, exploration and evaluation of mineral properties in three geographic segments, which are Canada, Barbados and Botswana (Note 15).

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024

(Expressed in Canadian dollars)

(c)	Basis of consolidation

These unaudited condensed interim consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries as summarized in the table below. All intercompany transactions, balances, income and expenses are eliminated upon consolidation.

	Place of	Percentage	Functional
Name of Entity	Incorporation	Ownership	Currency
Premium Nickel Resources Ltd.	Ontario, Canada		CAD
NAN Exploration Inc.	Ontario, Canada	100	CAD
PNR Amalco Ltd.	Ontario, Canada	100	CAD
Premium Nickel Resources International Ltd.	Barbados	100	USD
PNR Selkirk Group (Barbados) Limited	Barbados	100	USD
PNR Selebi (Barbados) Limited	Barbados	100	USD
Premium Nickel Group Proprietary Limited	Botswana	100	BWP
Premium Nickel Resources Proprietary Limited	Botswana	100	BWP

(d)	Use of estimates and judgment

The preparation of the unaudited condensed interim consolidated financial statements in accordance with US GAAP requires management to make judgements, estimates and assumptions that affect the implementation of the accounting policies and the recorded amount of assets and liabilities, income, expenses, and disclosure of contingent liabilities. Actual results may differ from these estimates.

Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to estimates are recognized prospectively.

Judgement

Information about judgements made in applying accounting policies that have most significant effect on the amounts recognized in these consolidated financial statements are the same as disclosed in Note 3 of the consolidated financial statements for the year ended December 31, 2023.

Estimates

Information about assumptions and estimates uncertainties as at March 31, 2024, that have a significant risk of resulting in a material adjustment to the carrying amount of assets and liabilities in the next financial year are the same as disclosed in Note 3 of the consolidated financial statement for the year ended December 31, 2023.

3.	OTHER RECEIVABLES

A summary of the other receivables as at March 31, 2024 and December 31, 2023 is detailed in the table below:

	March 31, 2024	December 31, 2023
	$	$
HST paid on purchases	398,819	301,618
VAT paid on purchases	303,813	223,776
Other receivables	7,441	7,441
	710,073	532,835

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024

(Expressed in Canadian dollars)

4.	EXPLORATION AND EVALUATION ASSETS

	Botswana
	Selebi	Selkirk	Total
	$	$	$
Balance, December 31, 2022	8,251,518	327,109	8,578,627
Addition costs	483,883	—	483,883
Foreign currency translation	(449,878)	(17,834)	(467,712)
Balance, December 31, 2023	8,285,523	309,275	8,594,798
Foreign currency translation	(95,503)	(3,565)	(99,068)
Balance, March 31, 2024	8,190,020	305,710	8,495,730

The following is a description of the Company’s exploration and evaluation assets and the related spending commitments.

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

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024

(Expressed in Canadian dollars)

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

On August 16, 2023, the Company entered into a binding commitment letter with the Liquidator of BCL Limited, which is subject to customary final documentation, to acquire a 100% interest in two additional deposits (“Phikwe South” and the “Southeast Extension”) located adjacent to and immediately north of the Selebi North mine. The impact is to extend the northern boundary of the Selebi Mining License by 3.7 kilometres and increase the Selebi Mining License area from 115.0 square kilometres to 153.7 square kilometres. While the remaining historic resources at Phikwe South and the Southeast Extension occur within the expanded Selebi Mining License, the amended license intentionally does not include the historic mine workings and infrastructure at these previously-producing properties, and the Company has no liability for historic environmental issues at those sites.

The upfront cost to the Company to acquire these additional mineral properties is USD1,000,000. In addition, the Company agreed to additional work commitments of USD5,000,000 in the aggregate over the next four years. As a result of the extension of the Selebi Mining License, the remaining asset purchase obligations of the Company outlined in the original Selebi Mines asset purchase agreement with the Liquidator will each increase by 10%, $7,436,000 (USD 5,500,000) in total, while the trigger events remain unchanged. The existing 2% net smelter royalty (“NSR”) held by the Liquidator with respect to production from the Selebi Mining License will also apply to production from these additional deposits, subject to the Company’s existing buy-back right for 50% of the NSR (Note 10). The acquisition of the Phikwe South and the Southeast Extension deposits has not yet closed as at March 31, 2024.

General Exploration Expenses

Details of the general exploration expenses by nature are presented as follows:

For the three months ended March 31, 2024:

	Botswana
	Selebi	Selkirk	Total
	$	$	$
Site operations & administration	198,006	12,336	210,342
Care and maintenance	667,499	—	667,499
Geology	871,824	9,522	881,346
Drilling	1,448,169	—	1,448,169
Geophysics	329,554	2,200	331,754
Engineering	1,964,226	7,510	1,971,736
Environmental, social and governance	59,075	—	59,075
Metallurgy and processing	—	24,542	24,542
Technical studies	5,158	—	5,158
Health and safety	40,704	—	40,704
Mine re-development	18,690	24,950	43,640
Licensing and others	48,033	—	48,033
Total	5,650,938	81,060	5,731,998

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024

(Expressed in Canadian dollars)

For the three months ended March 31, 2023:

	Botswana
	Selebi	Selkirk	Total
	$	$	$
Site operations & administration	259,694	18,265	277,959
Care and maintenance	630,042	—	630,042
Geology	676,787	24,884	701,671
Drilling	709,058	—	709,058
Geophysics	468,311	11,225	479,536
Engineering	902,358	—	902,358
Environmental, social and governance	13,681	—	13,681
Metallurgy and processing	—	152,317	152,317
Technical studies	6,386	155	6,541
Health and safety	98,749	—	98,749
Licensing and others	43,929	—	43,929
Total	3,808,995	206,846	4,015,841

5.PROPERTY, PLANT AND EQUIPMENT

The tables below set out costs and accumulated amortization as at March 31, 2024 and December 31, 2023

	Land and	Exploration					Computer
	Buildings (ROU	Equipment	Exploration	Furniture and			and
	Assets)	(ROU Assets)	Equipment	Fixtures	Generator	Vehicles	software	Total
Cost	$	$	$	$	$	$	$	$
Balance – December 31, 2023	2,909,637	1,023,615	4,202,457	191,899	38,227	398,032	567,407	9,331,274
Additions	—	—	85,096	—	—	—	—	85,096
Foreign currency translation	(33,537)	—	(52,257)	(2,211)	(440)	(4,588)	11,404	(81,629)
Balance – March 31, 2024	2,876,100	1,023,615	4,235,296	189,688	37,787	393,444	578,811	9,334,741

	Land and	Exploration					Computer
Accumulated	Building (ROU	Equipment	Exploration	Furniture and			and
Depreciation	Assets)	(ROU Assets)	Equipment	Fixtures	Generator	Vehicles	software	Total
Balance – December 31, 2023	170,256	85,301	307,559	19,079	8,549	106,083	145,948	842,775
Depreciation during the period	26,689	—	262,093	3,441	1,889	24,578	45,538	364,228
Foreign currency translation	(5,708)	—	(7,649)	(219)	(97)	(1,210)	16,287	1,404
Balance – March 31, 2024	191,237	85,301	562,003	22,301	10,341	129,451	207,773	1,208,407

		Exploration					Computer
Carrying	Land (ROU	Equipment	Exploration	Furniture and			and
Value	Assets)	(ROU Assets)	Equipment	Fixtures	Generator	Vehicles	Software	Total
Balance – December 31, 2023	2,739,381	938,314	3,894,898	172,820	29,678	291,949	421,459	8,488,499
Balance – March 31, 2024	2,684,863	938,314	3,673,293	167,387	27,446	263,993	371,038	8,126,334

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024

(Expressed in Canadian dollars)

	Land and	Exploration		Furniture			Computer
	Buildings (ROU	Equipment	Exploration	and			and
	Assets)	(ROU Assets)	Equipment	Fixtures	Generator	Vehicles	software	Total
Cost	$	$	$	$	$	$	$	$
Balance – December 31, 2022	3,077,420	—	11,973	126,605	31,381	241,884	1,950	3,491,213
Additions	—	1,023,615	4,190,484	65,998	8,557	187,310	585,561	6,061,525
Foreign currency translation	(167,783)	—	—	(704)	(1,711)	(31,162)	(20,104)	(221,464)
Balance – December 31, 2023	2,909,637	1,023,615	4,202,457	191,899	38,227	398,032	567,407	9,331,274

	Land and	Exploration		Furniture			Computer
Accumulated	Building (ROU	Equipment	Exploration	and			and
Depreciation	Assets)	(ROU Assets)	Equipment	Fixtures	Generator	Vehicles	software	Total
Balance – December 31, 2022	51,123	—	1,447	1,872	562	39,589	1,950	96,543
Depreciation during the year	119,133	85,301	306,112	14,030	6,212	69,997	143,998	744,783
Foreign currency translation	—	—	—	3,177	1,775	(3,503)	—	1,449
Balance – December 31, 2023	170,256	85,301	307,559	19,079	8,549	106,083	145,948	842,775

	Land	Exploration		Furniture			Computer
	(ROU	Equipment	Exploration	and			and
Carrying Value	Assets)	(ROU Assets)	Equipment	Fixtures	Generator	Vehicles	Software	Total
Balance – December 31, 2022	3,026,297	—	10,526	124,733	30,819	202,295	—	3,394,670
Balance – December 31, 2023	2,739,381	938,314	3,894,898	172,820	29,678	291,949	421,459	8,488,499

Additions to property, plant and equipment during the year ended December 31, 2023 included the purchase of drilling equipment for $1,023,000 through a lease agreement with a drilling company (Note 9) as well as vehicles financed through a local Botswana bank.

6.	TRADE PAYABLES AND ACCRUED LIABILITIES

	March 31, 2024	December 31, 2023
	$	$
Amounts due to related parties (Note 12)	160,475	93,795
Trade payables	1,857,254	2,383,196
Accrued liabilities	1,738,963	1,803,155
	3,756,692	4,280,146

7.	TERM LOAN

On June 28, 2023, the Company closed a financing with Cymbria Corporation (“Cymbria”), EdgePoint Investment Group Inc. and certain other entities managed by it (“EdgePoint”) for aggregate gross proceeds to PNRL of $33,999,200. The financing included three concurrent and inter-conditional transactions (collectively the “Financing Transactions”) comprised of an equity offering of units for $16,249,200 (the “Equity Financing”), a three year term loan of $15,000,000 (the “Term Loan”) and option payments of $2,750,000 (the “Option Payment”) to acquire a 0.5% net smelter returns royalty on the Company’s Selebi Mines and Selkirk Mine in certain circumstances upon payment of further consideration (Note 9).

The Term Loan has a principal amount of $15,000,000 and bears interest at a rate of 10% per annum payable quarterly in arrears. The principal amount of the Term Loan will mature and be payable on the third anniversary of the date of issue. The obligations of the Company pursuant to the Term Loan are fully and unconditionally guaranteed by each of the Company’s existing and future subsidiaries. The Term Loan is secured by a pledge of all the shares of the Company’s subsidiaries as well as by way of a general security agreement

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024

(Expressed in Canadian dollars)

at the parent level and debentures and hypothecations at the subsidiary level. The Term Loan is subject to certain covenants and provisions on events of default, repayments and mandatory prepayments, including:

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

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024

(Expressed in Canadian dollars)

The fair value of the Non-Transferable Warrants was calculated using the following assumptions:

	June 28, 2023		December 14, 2023
Expected dividend yield	0%		0%
Stock price	$1.35		$1.14
Expected share price volatility	92.06%		63.54%
Risk free interest rate	4.13%		3.73%
Expected life of warrant	3	years	2.54	years

The Company used $7,637,329 of the proceeds from the Term Loan to prepay all principal, interest and fees owing by the Company pursuant to the amended and restated promissory note dated March 17, 2023 in favour of Pinnacle Island LP.

For the three months ended March 31, 2024, the Company paid $519,206 of interest costs to Cymbria (March 31, 2023 – Nil).

The following is a continuity of the Term Loan:

$
Principal amount of the Term Loan	15,000,000
Fair value of the attached warrants	(1,435,350)
Term Loan at fair value on issuance, June 28, 2023	13,564,650
Transaction costs	(787,175)
Accretion of warrant value and transaction costs	631,540
Fair value of loan as of December 14, 2023	13,409,015
Additional principal amount of loan on Dec 14, 2023	5,882,353
Loan issue discount	(882,353)
Fair value of the attached warrants	(275,961)
Transaction fee for modification	(219,212)
Fair value of modified loan as of December 14, 2023	17,913,842
Accretion of warrant value and transaction costs	42,581
Term Loan balance, December 31, 2023	17,956,423
Accrued interest	519,206
Accretion of warrant value and transaction costs	240,904
Interest paid	(519,206)
Term Loan balance, March 31, 2024	18,197,327

Fort Capital Partners acted as financial advisor to PNRL on the debt portion of the Financing Transactions and was paid cash fees of $375,000 and $147,059 by PNRL, equal to 2.5% of the original principal amount and the Additional Principal Amount, respectively. Legal fees related to the Financing Transactions totaled $736,067, of which $495,471 was allocated to the original Term Loan. Legal fees of $72,153 associated with the Second A&R Commitment Letter were recorded and amortized over the remaining terms of the loan. As noted above, certain transaction costs in relation to the original principal amounts were allocated to the Non-Transferrable Warrants based on the relative fair value method under ASC 470.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024

(Expressed in Canadian dollars)

8.	PROMISSORY NOTE

On November 21, 2022, the Company announced a $7,000,000 bridge loan (the “Bridge Loan”) financing from Pinnacle Island LP (the “Lender”). The Bridge Loan financing closed on November 25, 2022 and net proceeds of $6,740,000 were received by the Company (after deducting the commitment fee of $260,000). The Bridge Loan was evidenced by the issuance of a Promissory Note by the Company to the Lender (the “Promissory Note”). The Promissory Note had a principal amount of $7 million and bore interest at a rate of 10% per annum, calculated monthly and initially payable on February 22, 2023, being the maturity date of the Promissory Note, with a right of the Company to extend the maturity date to March 22, 2023 by providing written notice to the Lender by February 15, 2023. The Company extended the maturity to March 22, 2023.

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

In connection with the A&R Promissory Note, accretion expense of $220,787 were recorded for the three months ended March 31, 2023.

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

On June 28, 2023, the Company repaid the Promissory Note in full.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024

(Expressed in Canadian dollars)

9.	LEASE LIABILITIES

Syringa Lodge

On July 9, 2022, the Company executed a sales agreement (the “Lodge Agreement”) with Tuli Tourism Pty Ltd. (the “Seller”) for the Syringa Lodge (the “Lodge”) in Botswana.

As per the Lodge Agreement, the aggregate purchase price payable to the Seller shall be the sum of $3,213,404 (BWP 30,720,000). A deposit of $482,011 (BWP 4,608,000) was paid on August 17, 2022. The balance is payable in two installments of $1,365,697 (BWP 13,056,000) on each of July 1, 2023 (paid) and August 1, 2024.

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

The following table presents lease cost and other supplemental lease information:

	March 31, 2024	March 31, 2023
	$	$
Finance lease cost:
Amortization of right-of-use assets	26,689	40,111
Interest expense on lease liabilities	69,700	30,971
Cash paid for finance lease liabilities	(329,635)	(40,030)

10.	NSR OPTION

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

As the NSR options are exercisable entirely at the discretion of Cymbria and the underlying projects are in the exploration stage, the fair value of the call and put on the option as at March 31, 2024 and December 31, 2023 is Nil. The Option payment received in cash was recorded as a non-current liability.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024

(Expressed in Canadian dollars)

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

11.	SHARE CAPITAL, WARRANTS AND OPTIONS

The authorized capital of the Company comprises an unlimited number of common shares without par value and 100,000,000 Series 1 convertible preferred shares without par value.

a)	Common Shares Issued and Outstanding

During the three months ended March 31, 2024, 126,259 common shares were issued for the net exercise of 278,100 options.

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

On June 28, 2023, the Company issued 14,772,000 units at a price of $1.10 per unit to EdgePoint for aggregate gross proceeds of $16,249,200 upon the closing of the Financing Transactions. Each unit comprises one common share of PNRL and 22.5% of one whole common share purchase warrant (each a “Transferable Warrant” and together the “Transferable Warrants”). The total whole number of Transferable Warrants issuable in the Equity Financing is 3,324,000. Each Transferable Warrant may be exercised by the holder thereof to purchase one common share at an exercise price of $1.4375 per common share for a period of three years. The fair value of the Transferable Warrants was estimated at $1,898,349 using a proportionate allocation method based on the fair value of each

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024

(Expressed in Canadian dollars)

component (shares and warrants). The fair value of the warrants is calculated using the Black-Scholes Option Pricing Model while the fair value of the shares is determined by the stock price on the closing date of the Equity Financing times the total number of shares issued.

Fort Capital Partners acted as financial advisor to PNRL on the equity portion of the Financing Transactions and was paid cash fees of $812,460 by PNRL, equal to 5.0% of the gross proceeds of the equity portion of the Financing Transactions. Legal fees related to the Financing Transactions (Note 7) totaled $736,067, of which $240,596 was recorded as share issuance cost.

The fair value of the warrants in connection with the above two financing transactions were calculated using the following assumptions:

	February 24, 2023		June 28, 2023
Expected dividend yield	0%		0%
Expected forfeiture rate	0%		0%
Stock price	$1.73		$1.35
Expected share price volatility	77.52%		92.06%
Risk free interest rate	4.28%		4.13%
Expected life of warrant	2	years	3	years

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

b)	Warrants

The following summarizes common share purchase warrant activity for the three months ended March 31, 2024:

	March 31, 2024		December 31, 2023
		Weighted		Weighted
		Average		Average
	Number	Exercise Price	Number	Exercise Price
	Outstanding	($)	Outstanding	($)
Outstanding, beginning of the period	6,891,099	1.50	1,098,786	1.96
Issued	—	—	6,595,448	1.46
Exercised	—	—	(100,000)	1.75
Cancelled/expired	(350,000)	1.75	(703,135)	1.80
Outstanding, end of the period	6,541,099		6,891,099	1.50

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024

(Expressed in Canadian dollars)

At March 31, 2024, the Company had outstanding common share purchase warrants exercisable to acquire common shares of the Company as follows:

		Exercise Price	Weighted Average remaining
Warrants Outstanding	Expiry Date	($)	contractual life (years)
295,651	August 3, 2024	2.40	0.01
221,448	February 24, 2025	1.75	0.03
5,324,000	June 28, 2026	1.44	1.83
700,000	June 28, 2026	1.44	0.24
6,541,099			2.11

c)	Stock Options

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

A summary of option activity under the Plan during the three months ended March 31, 2024 and the year ended December 31, 2023 is as follows:

	March 31, 2024		December 31, 2023
		Weighted		Weighted
		Average		Average
	Number	Exercise Price	Number	Exercise Price
	Outstanding	($)	Outstanding	($)
Outstanding, beginning of the period	13,487,921	1.39	10,407,044	1.10
Issued	—	—	3,833,277	1.75
Exercised	(278,100)	0.86	(488,900)	0.49
Cancelled	(150,000)	1.75	(263,500)	2.40
Outstanding, end of the period	13,059,821	1.39	13,487,921	1.39

During the year ended December 31, 2023, the Company granted an aggregate total of 3,833,277 stock options to employees, directors, officers and consultants with a term of five years. The options have an exercise price of $1.75 per share and vest annually in equal thirds beginning on the first anniversary of the date of grant. As at December 31, 2023, none of the options granted were vested. During the three months ended March 31, 2024, a total of $389,612 (Q1 2023 – Nil) was recorded as share-based payment expense and credit to reserves.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024

(Expressed in Canadian dollars)

The fair value of stock options granted during the year ended December 31, 2023:

	December 31, 2023
Expected dividend yield	0%
Expected forfeiture rate	0%
Expected share price volatility	87.92%
Risk free interest rate	4.28-4.68%
Expected life of options	3-4	years

Details of options outstanding as at March 31, 2024 are as follows:

				Weighted average
Options	Options	Expiry	Exercise	remaining contractual life
Outstanding	Exercisable	Date	Price ($)	(years)
660,000	660,000	February 24, 2025	0.80	0.05
240,000	240,000	August 19, 2025	0.45	0.03
3,320,100	3,320,000	January 26, 2026	0.39	0.46
495,000	495,000	February 25, 2026	1.60	0.07
1,185,750	1,185,750	September 29, 2026	0.91	0.23
998,794	998,794	October 25, 2026	2.00	0.20
2,476,900	2,476,900	January 20, 2027	2.40	0.53
3,683,277	—	August 8, 2028	1.75	1.23
13,059,821	9,376,444			2.80

d)	DSU Plan

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

During the three months ended March 31, 2024, DSUs have been granted as follows:

	Number	Market Price [1]	Fair Value
	Outstanding	($)	($)
DSUs outstanding at December 31, 2023	730,975	1.21	884,481
DSUs granted during the period	312,499	0.90	281,249
Fair value adjustment	—		(226,602)
DSUs outstanding at March 31, 2024	1,043,474	0.90	939,128

1.	According to the DSU plan, Market Price is the volume weighted average price on the TSXV for the last five trading days immediately preceding the grant date.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024

(Expressed in Canadian dollars)

During the three months ended March 31, 2024, the DSU compensation totaled $281,249 and was recorded as share based compensation (Q1 2023 - $173,292).

The DSUs were classified as a derivative financial liability that should be measured at fair value, with changes in value recorded in profit or loss. The fair value of the DSUs was determined by the volume weighted average price on the TSXV for the last five trading days of each reporting period. As at March 31, 2024, the Company reassessed the fair value of the DSUs at $939,128 and recorded the amount as a DSUs liability (December 31, 2023 - $884,481).

12.	RELATED PARTY TRANSACTIONS

The following amounts due to related parties are included in trade payables and accrued liabilities (Note 6).

	March 31, 2024	December 31, 2023
	$	$
Directors and officers of the Company	160,475	93,795
	160,475	93,795

These amounts are unsecured, non-interest bearing and have no fixed terms of repayment.

(a)	Related party transactions

As a result of the Financing Transactions on June 28, 2023 and December 14, 2023, Cymbria and certain other funds managed by EdgePoint (the “Financing Parties”) have acquired a total of 16,037,800 common shares of the Company, representing approximately 10.7% of the Company’s issued and outstanding shares. The Financing Parties also acquired on closing an aggregate of 6,024,000 warrants with an expiration date of June 28, 2026 and an exercise price of $1.4375 which, if exercised, together with the shares acquired at closing would result in the Financing Parties holding approximately 14.2% of the shares in the aggregate (calculated on a partially-diluted basis). As the result of the closing of the Financing Transactions, the Financing Parties are now related parties of PNRL. During the three months ended March 31, 2024, the Company paid interest of $519,206 to the Financing Parties (March 31, 2023 – Nil).

(b)	Key management personnel is defined as members of the Board of Directors and senior officers.

Key management compensation was related to the following:

	March 31, 2024	March 31, 2023
	$	$
Management fees	777,809	802,074
Corporate and administration expenses	110,400	59,182
	888,209	861,256

13.	FINANCIAL INSTRUMENTS

The Company thoroughly examines the various financial instrument risks to which it is exposed and assesses the impact and likelihood of those risks. These risks may include interest rate risk, credit risk, liquidity risk, market risk and currency risk. The carrying value of cash and cash equivalents and trade payables and accrued liabilities approximate their fair value due to their short-term nature. The fair value of the Term Loan, vehicle financing, DSU liability and provision for severance are based upon discounted future cash flows using discounted rates, adjusted for the Company’s own credit risk that reflect current market conditions. Such fair value estimates are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. The fair value of the DSUs is the closing price of the Company’s common shares at the end of each reporting period. Fair value measurements of financial instruments

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024

(Expressed in Canadian dollars)

are required to be classified using a fair value hierarchy that reflects the significance of inputs in making the measurements. The levels of the fair value hierarchy are defined as follows:

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 – Inputs for the asset or liability that are not based on observable market data.

On March 31, 2024 and December 31, 2023, the fair value of cash and cash equivalents and DSUs is based on Level 1 measurements.

14.	RISK MANAGEMENT

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

The Company primarily operates in Canada, Barbados and Botswana and undertakes transactions denominated in foreign currencies such as United States dollar and Botswana Pula, and consequently is exposed to exchange rate risks. Exchange risks are managed by matching levels of foreign currency balances and related obligations and by maintaining operating cash accounts in non-Canadian dollar currencies.

Foreign currency denominated financial assets and liabilities which expose the Company to currency risk are disclosed below. The amount shown are those reported and translated into CAD at the closing rate.

	Short-term exposure		Long-term exposure
	USD	BWP	BWP
	$	$	$
March 31, 2024
Financial assets	257,507	1,422,059	60,851,427
Financial liabilities	(1,314,806)	(3,594,009)	(844,587)
Total exposure	(1,057,299)	(2,171,950)	60,006,840

	Short-term exposure		Long-term exposure
	USD	BWP	BWP
	$	$	$
December 31, 2023
Financial assets	2,576,180	755,386	54,082,922
Financial liabilities	(501,458)	(4,851,201)	(3,508,714)
Total exposure	2,074,722	(4,095,815)	50,574,208

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024

(Expressed in Canadian dollars)

The following table illustrates the sensitivity of net loss in relation to the Company’s financial assets and financial liabilities and the USD/CAD exchange rate and BWP/CAD exchange rate, all other things being equal. It assumes a +/- 5% change of the USD/CAD and BWP/CAD exchange rates for the three months ended March 31, 2024 and the year ended December 31, 2023, respectively.

If the CAD strengthened against the USD and BWP by 5%, respectively (December 31, 2023 – 5%), it would have had the following impact:

	Short-term exposure		Long-term exposure
	USD	BWP	Total	BWP
	$	$	$	$
March 31, 2024	(52,865)	(108,598)	(161,462)	3,000,342
December 31, 2023	103,736	(204,791)	(101,055)	2,528,710

If the CAD weakened against the USD and BWP by 5%, respectively (December 31, 2023 – 5%), it would have had the following impact:

	Short-term exposure		Long-term exposure
	USD	BWP	Total	BWP
	$	$	$	$
March 31, 2024	52,865	108,598	161,462	(3,000,342)
December 31, 2023	(103,736)	204,791	101,055	(2,528,710)

The higher foreign currency exchange rate sensitivity in profit at March 31, 2024 compared with December 31, 2023 is attributable to increased balances in financial assets and liabilities and fluctuations in foreign exchange rates, BWP and USD in relation to CAD.

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

The Company will defer discretionary expenditures, as required, in order to manage and conserve cash required for current liabilities.

The following table shows the Company’s contractual obligations as at March 31, 2024:

	Less than
	1 year	1 - 2 years	2 - 5 years	Total
	$	$	$	$
Trade payables and accrued liabilities	3,756,692	—	—	3,756,692
Vehicle financing	95,054	95,054	21,176	211,284
Term Loan	2,088,235	2,088,235	21,404,412	25,580,882
Lease liabilities	1,319,863	—	—	1,319,863
	7,259,844	2,183,289	21,425,588	30,868,721

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024

(Expressed in Canadian dollars)

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

In the management of capital, the Company includes the components of equity and debt (vehicle financing, lease liabilities and Term Loan), net of cash.

	March 31, 2024	December 31, 2023
	$	$
Shareholder's equity (deficit)	650,881	9,745,686
Vehicle financing	211,284	236,124
Lease liabilities	1,319,863	1,611,143
Term Loan	18,197,327	17,956,423
	20,379,355	29,549,376
Cash	(9,366,821)	(19,245,628)
	11,012,534	10,303,748

15.	SEGMENTED INFORMATION

The Company operates in one reportable operating segment being that of the acquisition, exploration and evaluation of mineral properties in three geographic segments being Botswana, Barbados and Canada. The Company’s geographic segments are as follows:

	March 31, 2024	December 31, 2023
	$	$
Current assets
Canada	7,706,418	15,894,177
Barbados	2,090,445	104,024
Botswana	2,039,552	4,892,707
Total	11,836,415	20,890,908

	March 31, 2024	December 31, 2023
	$	$
Property, plant and equipment
Canada	8,291	8,726
Botswana	8,118,043	8,479,773
Total	8,126,334	8,488,499

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024

(Expressed in Canadian dollars)

	March 31, 2024	December 31, 2023
	$	$
Exploration and evaluation assets
Botswana	8,495,730	8,594,798

16.	CONTINGENT LIABILITIES

There are no environmental liabilities associated with the Selebi Assets and the Selkirk Assets as at the acquisition dates as all liabilities prior to the acquisitions are the responsibility of the sellers, BCL and TNMC, respectively. The Company has an obligation for the rehabilitation costs arising subsequent to the acquisitions. As of March 31, 2024, management is not aware of or anticipating any contingent liabilities that could impact the financial position or performance of the Company related to its exploration and evaluation assets.

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

17.	GENERAL AND ADMINISTRATIVE EXPENSES

Details of the general and administrative expenses are presented in the following table:

	March 31, 2024	March 31, 2023
	$	$
Management fee	777,809	802,074
Advisory and consultancy	27,134	4,585
Consulting fees	44,862	83,695
General office expenses	318,889	428,386
Filing fees	23,955	57,715
Investor relationships	137,704	105,109
Professional fees	210,969	152,607
Salaries and benefits	183,873	7,271
Insurance	140,058	215,970
Total	1,865,253	1,857,412

18.	SPARE PARTS

Details of the movements in relation to spare parts are presented in the following table:

	March 31, 2024	December 31, 2023
	$	$
Spare parts, beginning of the period	212,135	—
Additions	1,065,539	212,135
Utilization	(98,733)	—
Spare parts, end of the period	1,178,941	212,135

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024

(Expressed in Canadian dollars)

Spare parts relate to spares to drilling equipment and underground equipment located at the mines in Botswana which are critical for the continued operations of the mines in the event that certain components become worn or inoperable. Spare parts are held in reserve at the mine site and consumed when placed into service.

19.	SUBSEQUENT EVENTS

On June 14 and June 21, 2024, the Company closed two tranches of a non-brokered private placement offering of units of the Company, pursuant to which the Company issued a total of 35,256,409 Units at a price of C$0.78 per Unit for gross proceeds of approximately C$27.5 million.

Each Unit is comprised of one common share of the Company and one common share purchase warrant of the Company (each, a “Warrant”). Each Warrant entitles the holder thereof to acquire one common share at an exercise price of $1.10 per common share for a period of 5 years, subject to acceleration as described herein. If, at any time prior to the expiry date of the Warrant, the volume-weighted average trading price of the common shares of the Company on the TSX Venture Exchange (the “Exchange”) (or such other principal exchange or market where the common shares are then listed or quoted for trading) is at least C$2.00 per common share for a period of 20 trading days, the Company may, at its option, elect to accelerate the expiry date to a date (the “Accelerated Expiry Date”) that is not less than 30 days following the date that the Company provides written notice to the holders of the Warrants of the Accelerated Expiry Date.

In connection with the private placement, The Company issued an aggregate 1,025,000 Units at a deemed issue price equal to C$0.78 per unit (comprised of 1,025,000 Common Shares and 1,025,000 non-transferable Warrants) to SCP Resource Finance LP and paid Fort Capital an advisory fee of C$250,000, in each case in consideration for providing certain advisory services to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report. This discussion and analysis below includes forward-looking statements that are subject to risks, uncertainties and other factors described in the “Risk Factors” section set forth in the 2023 Form 10-K that could cause actual results to differ materially from those anticipated in these forward-looking statements as a result of various factors. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. We caution you to read the “Cautionary Note Regarding Forward-Looking Statements” section of this Report.

The following management’s discussion and analysis (this “MD&A”) should be read in conjunction with the unaudited condensed interim consolidated financial statements of the Company and accompanying notes thereto for the quarters ended March 31, 2024 and 2023 (the “Quarterly Financial Statements”). This MD&A is intended to assist the reader to assess material changes in the financial condition of the Company during the quarter ended March 31, 2024, and the results of operations of the Company for the three-month periods ended March 31, 2024 and March 31, 2023. The Quarterly Financial Statements and the financial information contained in this MD&A were prepared in accordance with US GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

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

Company Overview

PNRL is a mineral exploration company focused on the discovery and advancement of high-quality nickel-copper-cobalt-platinum group metals (“Ni-Cu-Co-PGM”) resources. The principal assets of the Company are the Selebi and Selebi North nickel-copper-cobalt (“Ni-Cu-Co”) mines (together, the “Selebi Mines”) in Botswana and related infrastructure (together, the “Selebi Assets”), as well as the nickel, copper, cobalt, platinum-group elements (“Ni-Cu-Co-PGE”) Selkirk mine (the “Selkirk Mine”) in Botswana, together with associated infrastructure and four surrounding prospecting licenses (collectively, the “Selkirk Assets”).

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

The Company’s principal business activity is the exploration and evaluation of PNRL’s flagship asset, the Selebi Mines and, separately, the Company’s Selkirk Mine, each located Botswana.

The Selebi Mines and the Selkirk Mine are permitted with 10-year mining licences and benefit from significant local infrastructure. The Company’s flagship Selebi Mines includes two operational shafts, the Selebi and Selebi North shafts, and related infrastructure such as rail, power and roads.

PNRL is headquartered in Toronto, Ontario, Canada and is publicly traded on the TSX Venture Exchange under the symbol “PNRL” and on the OTCQX Best Market under the symbol “PNRLF”.

Summary of Activities

In 2023, PNRL commenced its Phase 2 drill program undertaking a combination of resource and continued exploration drilling at the Selebi Mines to demonstrate the size potential of the Selebi Mines mineral system, with the aim of establishing a current mineral resource estimate (“MRE”) on the Selebi Mines that will serve as the basis for future engineering studies. The resource drilling at the Selebi Mines commenced underground from the Selebi North infrastructure in August 2023 and is currently ongoing with three drills turning. Assay results for completed holes are released as they are received and confirmed by the Company. The Company sees significant potential for expanding the 2016 historic estimate.

Currently the Company’s primary objective is to prepare current mineral resource estimates in respect of the Selebi Mines expected in late Q2 or early Q3, 2024. Concurrently, PNRL plans to continue its work at the Selkirk Mine and its surrounding prospecting licences, which is the Company’s second asset in Botswana, located approximately 75 kilometres north of the Selebi Mines. The focus of this work will be to understand the legacy work done by previous owners, which had advanced the Selkirk Mine to a bankable feasibility study for re-development as an open pit mine.

The Company plans to include drilling, geoscience and metallurgical work to support a mineral resource estimate in respect of the Selkirk Mine. In 2023, the Company completed test work to evaluate an alternative ore processing and tailings management strategy to those used in previous economic studies, the results of which are set forth in the Selkirk TRS (as defined herein).

For more information relating to the exploration and evaluation activities conducted on the Selebi Mines and Selkirk Mine, please see “Exploration and Evaluation Activities” below.

Highlights and Key Developments During Q1 2024 and Subsequent Events to Date:

●	On January 1, 2024, James Gowans was appointed as the Chair of the Board of Directors.
●	The Company continued its Phase 2 Selebi North drilling program, which commenced August 9, 2023. In aggregate, the Company has drilled a total of 35,246 metres in 92 drill holes, at the time of the May 16, 2024 press release.
●	Since January 1, 2024, the Company reported assay results from a total of 37 drill holes, pursuant to press releases issued from January 30 to May 16, 2024, see the table under “Selebi Mines, Botswana - Exploration Activities”, all of which are available on the Company’s website www.premiumnickel.com. The Company’s website is not incorporated in this Report.

Assay results included:

●	30.45m of 2.88% NiEq and 9.55m of 3.94% NiEq reported on January 30, 2024;
●	102.80 Metres of 2.23% NiEq reported on February 13, 2024;
●	110.75 Metres of 2.56% NiEq reported on February 26, 2024; and
●	17.55 meters of 3.28% NiEq reported on May 16, 2024.
●	On June 14 and June 21, 2024, the Company closed two tranches of a non-brokered private placement offering of units of the Company, pursuant to which the Company issued a total of 35,256,409 Units at a price of C$0.78 per Unit for gross proceeds of approximately C$27.5 million.
●	On June 24, 2024, Norman MacDonald was appointed to the Board of Directors.

Exploration and Evaluation Activities

The following table outlines the key milestones, estimated timing and costs of each of the Company’s material projects, the Selebi Mines and the Selkirk Mine, based on the Company’s reasonable expectations and intended courses of action and current assumptions and judgement, with information based as of March 31, 2024.

Key Milestones for Project	Expected Timing of Completion	Anticipated Remaining Costs(1)
Selebi Mines(2)
Ongoing drilling and assays(3)	Ongoing, costs to June 2024	$1,140,000
Care and maintenance costs	Ongoing costs to June 2024	$600,000
Engineering and development	Ongoing costs to June 2024	$910,000
Mineral resource estimate for Selebi Mines	June 2024	$120,000	(4)
Selkirk Mine(5)
Geology & Geophysics	Ongoing costs to June 2024	$125,000

Notes:

(1)	As at March 31, 2024.
(2)	The key milestones are to take the Selebi Mines to an updated mineral resource estimate, which would mark the completion of the Phase I work program as envisioned in the Selebi TRS (defined below) and to commence Phase 2 which will gear towards a preliminary economic assessment for the project. Please refer to the Selebi TRS, including the recommendations provided therein, for more details.
(3)	The Company has completed the exploration and infill drilling (15,074 metres) as contemplated in Phase 1 of the work program in the Selebi TRS. This constitutes a Phase 2 drilling program, with the additional drilling and assays required to advance the Selebi Mines toward a current MRE. For more details, see “Selebi Mines, Botswana – Exploration Activities”.
(4)	Total costs relating to an MRE for the Selebi Mines are approximately $150,000. Approximately $31,625 has been spent as at March 31, 2024. This represents the additional expected costs to complete an MRE for the project.
(5)	The Company will be focusing its exploration and evaluation activities on the Selebi Mines until an updated mineral resource estimate is completed for the Selebi project. Expenditures contemplated for the Selkirk Mine are minimal and contingent on additional financing. The contemplated geology and geophysics work represented here is a portion of the geology and geophysics work program outlined in the Selkirk TRS which is required to advance the project towards an MRE, and meet exploration commitments on the prospecting licences.

Readers are cautioned that the above represents the opinions, assumptions and estimates of management considered reasonable at the date the statements are made, and are inherently subject to a variety of risks and uncertainties and other known and unknown factors that could cause actual events or results to differ materially from those described above.

Mineral Properties

The information relating to the Selebi Mines is derived from, and in some instances is an extract from, the technical report summary entitled “Technical Report Summary on the Selebi Mines, Central District, Republic of Botswana” dated June 27, 2024 (with an effective date of May 31, 2024) prepared for the Company by SLR (as defined herein) (the “Selebi TRS”), prepared in compliance with the SEC’s Modernization of Property Disclosures for Mining Registrants set forth in subpart 1300 of Regulation S-K (the “SEC Mining Rules”).

The information relating to the Selkirk Mine is derived from, and in some instances is an extract from, the technical report summary entitled “Technical Report Summary on the Selkirk Nickel Project, North East District, Republic of Botswana” dated June 27, 2024 (with an effective date of May 31, 2024) prepared for the Company by SLR (the “Selkirk TRS”), prepared in compliance with the SEC Mining Rules.

Selebi Mines, Botswana

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

Mining licence 2022/1L was granted to Premium Nickel Resources Proprietary Limited, a wholly-owned subsidiary of PNRL in Botswana, on January 31, 2022 over the Selebi Mines deposits discovered under mining licence 4/72. The original licence which had been granted to BCL Limited (“BCL”) on March 7, 1972, covered both Selebi and Phikwe project areas, was amended several times and renewed once, and was set to expire on March 6, 2022. The new mining licence is limited to the Selebi and Selebi North deposits and their surrounding areas and expires May 26, 2032.

Exploration

Exploration work completed at the Selebi Mines from 2021 to May 2024 consisted of the sourcing and digitization of existing historical information, confirming collar and down hole location information of selected historical holes, and drilling. PNRL also completed gyro, electromagnetic surveys (“BHEM”), televiewer, and downhole physical property surveys on selected high priority historical and recent exploration holes. A focused structural model over a portion of the Selebi deposit was developed by SRK Consulting Ltd. (“SRK”), and a 3D model of mineralization for use in targeting was created at Selebi North by SLR.

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

Mineral Processing and Metallurgical Testing

The historical BCL operations consisted of an integrated mining, concentrating, and smelting complex which operated for over 40 years over the Selebi Phikwe project area. The smelter processed Selebi and Phikwe concentrates and toll treated nickel concentrates received from the Nkomati Nickel Mine and the Phoenix Mine. The concentrator plant and smelter were placed on care and maintenance in 2016 and are located adjacent to the Selebi Mines at the historical Phikwe Mine.

PNRL intends to use pre-concentration methods to separate the minerals from waste materials to produce a mill feed and flotation to produce a concentrate for commercial sale, or for further refining, and does not plan to restart the existing concentrator or smelter. Concentrate options will be investigated in the next phase of work and include a bulk concentrate and separate nickel and copper concentrates. In 2021, PNRL carried out due diligence work that included metallurgical sampling and testing. Metallurgical study programs were carried out by SGS Canada Inc. (“SGS”) in Lakefield, Ontario in 2021 and 2023 for separate copper and nickel concentrate production at a conceptual level. The conceptual process flowsheet developed by SGS includes the key unit operations of crushing, grinding, and flotation.

PNRL and DRA collaborated in the analyses of historical data collected on key flotation parameters observed in the production of separate nickel and copper concentrates, such as metal upgrade ratios and mass pull, to simulate estimated metal grades and recoveries for bulk concentrate.

Selkirk Mine, Botswana

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

Mineral Processing and Metallurgical Testing

PNRL intends to use flotation to produce a concentrate for commercial sale or for further refining. Concentrate options will be investigated in the next phase of work and include a bulk concentrate and separate nickel and copper concentrates. Metallurgical study programs were carried out by SGS in Lakefield, Ontario in 2021 and 2023 for separate copper and nickel concentrate production at a conceptual level. The conceptual process flowsheet developed by SGS includes the key unit operations of crushing, grinding, and flotation.

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

The three mineral exploration licences (“MEL”), 2011/54, 2012/28 and 2018/21, had sufficient accrued work credits to keep the property in good standing until December 2023, at which time a reduction in the size of 2011/54 and 2012/28 was required. An application for the renewal and reduction of MEL 2012/28 was approved and the licence area has been reduced and renewed to December 31, 2026. The reduction of MEL 2012/54 from 265 km2 to 110.9 km2 has no material impact on potential for discovery of an economic deposit as all known mineral prospects are retained. The application for the reduction of 2011/54 was submitted and the Company is waiting for approval from the Greenland authority. The MEL 2018/21 and prospecting licence 2020/05 are in effect until December 31, 2024.

Exploration Activities

No exploration work was carried out in Greenland in 2023 or in Q1 2024. Remaining targets were reviewed and prioritized in preparation for a potential field program in 2023, which was deferred. A quote was received in Q2 2023 for computer assisted target generation.

During the three months ended March 31, 2024, the Company incurred $31,354 in exploration expenditures on the Maniitsoq property, which is comprised of the Sulussugut, Ininngui, Carbonatite and 2020/05 licences. These expenditures were recorded as general exploration expense in the consolidated statements of comprehensive loss. No material expenditures or activities are contemplated on the Maniitsoq property at this time.

Canadian Nickel Projects - Sudbury, Ontario

Post Creek Property

The Post Creek property is located 35 kilometres east of Sudbury in Norman, Parkin, Alymer and Rathburn townships and consists of 73 unpatented mining claim cells in two separate blocks, covering a total area of 912 hectares held by the Company. The Company acquired the property through an option agreement in April 2010, which was subsequently amended in March 2013. As at the date of this MD&A, the Company holds a 100% interest in the Post Creek property and is obligated to pay advances on a net smelter return of $10,000 per annum, which will be deducted from any payments to be made under the net smelter return.

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

No exploration work was completed in Q1 2024 on the Post Creek Property. The claims have sufficient work credits to keep them in good standing until 2025. No material expenditures or activities are contemplated on the Post Creek property at this time.

Halcyon Property

The Halcyon property is located 35 kilometres northeast of Sudbury in the Parkin and Aylmer townships and consists of 63 unpatented mining cells for a total of 864 hectares. Halcyon is adjacent to the Post Creek property and is approximately 2 kilometres north of the producing Podolsky Mine of FNX Mining. The property was acquired through an option agreement and as at the date of this MD&A, the Company holds a 100% interest in the Halcyon property and is obligated to pay advances on a net smelter return of $8,000 per annum, which will be deducted from any payments to be made under the net smelter return.

No exploration work was completed on the Halcyon Property in Q1 2024. The claims are in good standing through 2025. No material expenditures or activities are contemplated on the Halcyon property at this time.

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

No work was carried out on the Property in Q1 2024. Of the 99 claims, 46 claims expired in April 2023, with the remaining in good standing until April 2024. These claims expired on April 26, 2024.

During the three months ended March 31, 2024, the Company incurred $16,679 in acquisition and exploration related costs related to the Post Creek, Halcyon and Quetico properties. The costs were recorded as general exploration expense in the consolidated statements of comprehensive loss. No material expenditures or activities are contemplated on the Quetico property at this time.

Financial Capability

The Company is an exploration stage entity and has not yet achieved commercial production on any of its properties or profitable operations. The business of the Company entails significant risks. The recoverability of amounts shown for mineral property costs is dependent upon several factors including environmental risk, legal and political risk, the establishment of economically recoverable mineral reserves, confirmation of the Company’s interests in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete exploration and advancement of its mineral assets and the ability of the Company to attain sufficient net cash flow from future profitable production or disposition proceeds.

As at March 31, 2024, the Company had working capital of $6,759,860 (FY 2023 – $14,999,619) and reported an accumulated deficit of $113,913,996 (FY 2023 – $104,566,816).

As at March 31, 2024, the Company had $9,366,821 in available cash (FY 2023 – $19,245,628). There are no sources of operating cash flows. Given the Company’s current financial position and the ongoing exploration and evaluation expenditures, the Company will need to raise additional capital through the issuance of equity or other available financing alternatives to continue funding its operating, exploration and evaluation activities, and re-development of the mineral properties. Although the Company has been successful in its past fund-raising activities, there is no assurance as to the success of future fundraising efforts or as to the sufficiency of funds raised in the future.

Selected Financial Information

The following amounts are derived from the Company’s unaudited condensed interim consolidated financial statements prepared under US GAAP.

	Three months ended March 31,
In Canadian dollars, except number of shares issued and shares outstanding	2024	2023
Net (loss)	(9,347,180)	(6,367,772)
Basic (loss) per share	(0.06)	(0.05)
Dividend declared	—	—
Additional paid-in capital	116,459,585	84,577,438
Common shares issued	149,427,179	120,958,527
Weighted average shares outstanding	149,373,068	118,246,915
Total assets	28,458,479	19,367,799
Investment in exploration and evaluation assets	54,536,402	36,332,411
Current liabilities	5,076,555	12,584,564
Non-current financial liabilities	22,731,043	2,205,653

Net loss of $9,347,180 in Q1 2024 was higher by $2,979,408 compared to a loss of $6,367,772 for Q1 2023. The greater loss for Q1 2024 was largely due to increased exploration activities relating to the Botswana assets, the interest expense of the Term Loan (as defined below) and an increase in share-based payment.

Total Assets

Total assets as at March 31, 2024 increased by a net amount of $9,090,680 from the end of Q1 2023. The change is mainly attributable to an increase in cash and spare parts of $4,052,574 and $966,806, respectively, as well as an increase in property, plant and equipment of $3,841,306.

Investment in Exploration and Evaluation Assets

Investment in exploration and evaluation assets in Q1 2024 and Q1 2023 is related to the exploration and evaluation of the Selebi Mines and the Selkirk Mine, the costs of which are expensed. As at March 31, 2024, the recorded amount of investment in the Company’s exploration and evaluation assets, including capitalized and expensed, totaled $54,536,402 compared to $36,332,411 as at March 31, 2023. Principal factors contributing to this change were increased exploration and evaluation activities on the Botswana assets in Q1 2024 relative to Q1 2023.

Current and Non-Current Liabilities

Current liabilities as at March 31, 2024 decreased by $7,508,009 from Q1 2023 due to the repayment of a promissory note to Pinnacle Island. Non-current liabilities as at March 31, 2024 increased by $20,525,390 from Q1 2023 as a result of the Term Loan as well as the NSR option payment liability.

Overall Performance and Results of Operations

As at the date of this Report, the Company has not earned revenue nor proved the economic viability of its projects. The Company’s expenses are not subject to seasonal fluctuations or general trends other than factors affecting costs such as inflation and input prices. The Company’s expenses and cash requirements will fluctuate from period to period depending on the level of activity at the projects based on factors related to raising capital to fund expenditures. Comparisons of activity made between periods should be viewed with this in mind. The Company’s quarterly results may be affected by many factors such as timing of exploration activity, share-based payment costs, capital raised, marketing activities and other factors that affect the Company’s exploration, evaluation and re-development activities.

The following table summarizes the Company’s Statement of Comprehensive Loss for the three-month periods ended March 31, 2024 and March 31, 2023.

	Three months ended
	March 31, 2024	March 31, 2023
EXPENSES
General and administration expenses	1,865,253	1,857,412
Depreciation	364,228	45,762
General exploration expenses	5,731,998	4,015,841
Interest and bank charges	94,617	49,939
Share-based payment	389,612	—
Deferred share units granted	281,249	173,292
Fair value movement of deferred shares units	(226,602)	(16,000)
Net foreign exchange loss	66,013	30,416
Operating loss	8,566,368	6,156,662

Interest expenses (income)	20,702	(9,677)
Interest expense on Term Loan	519,206	220,787
Accretion and transaction fee of Term Loan	240,904	—
LOSS BEFORE TAX	9,347,180	6,367,772

OTHER COMPREHENSIVE LOSS
Exchange differences on translation of foreign operations	137,237	272,337
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	9,484,417	6,640,109

Three Months Ended March 31, 2024 and March 31, 2023

The Company incurred a net loss of $9,347,180 in Q1 2024, higher by $2,979,408 compared to a net loss of $6,367,772 for Q1 2023.

The following higher expenditures in Q1 2024 compared to Q1 2023 contributed to the higher net loss in Q1 2024:

●	Depreciation expense was $364,228 in Q1 2024 and was higher by $318,466 compared to $45,762 in Q1 2023 due to an increase in property, plant and equipment towards the end of 2023 which started to depreciate in Q1 2024.
●	General exploration expenses were $5,731,998 during Q1 2024 and were higher by $1,716,157 compared to $4,015,841 in Q1 2023. The exploration and evaluation expenditures on the Botswana assets were increased in Q1 2024 with increased activities at the operating sites during the quarter.

●	Bank charges net of interest earned on bank deposits was $94,617 in Q1 2024 and was higher by $44,678 compared to $49,939 in Q1 2023.
●	Share-based payment in Q1 2024 was $389,612 compared to nil in Q1 2023.
●	Foreign exchange loss totaled $66,013 in Q1 2024 and was higher by $35,598 compared to $30,416 in Q1 2023. The loss in Q1 2024 was due to an overall weakening of the Botswana Pula against the Canadian dollar and the Canadian dollar weakening against United States dollar.
●	Interest and financing costs were $780,812 in Q1 2024 and were higher by $560,025 compared to $211,110 in Q1 2023. The higher interest costs related to the Term Loan as well as the interest charged on the lease liabilities associated with the acquisition of the Syringa Lodge and the purchase of drilling equipment.

Deferred share unit (“DSU”) compensation (net of fair value movement) was $54,647 during Q1 2024 and was lower by $102,645 compared to $157,292 in Q1 2023. The total value of DSUs granted in Q1 2024 was higher than in Q1 2023, due to an increase in the number of directors on the Board of Directors, with the increase offset by the drop in the fair value of outstanding DSUs due to a decrease in the Company’s share price.

Cash Flows

The following table summarizes the cash flows:

	Three months ended March 31,
	2024 ($)	2023 ($)
Cash flows
Operations	(8,174,687)	(5,867,112)
Working capital items	(1,374,768)	(94,036)
Operating activities	(9,522,455)	(5,961,148)
Investing activities	(85,096)	(1,000,000)
Financing activities	(316,120)	7,238,615
Increase (decrease) in cash before effects of currency translation for foreign operations	(9,923,671)	277,467
Effects of currency translation on cash	44,864	(126,211)
Increase (decrease) in cash	(9,878,807)	151,256
Cash – beginning of period	19,245,628	5,162,991
Cash – end of period	9,366,821	5,314,247

Operating Activities

Net cash used in operating activities was $9,522,455 in Q1 2024 compared to $5,961,148 in Q1 2023. The cash used in operations increased by $3,561,307, mainly driven by an increase in cash operating costs as a result of increasing operational activities in Botswana and a higher change in working capital compared to Q1 2023.

Investing Activities

Key investing activities relate to the acquisition of property, plant and equipment. During Q1 2024, investing activities totaled $85,096 compared to $1,000,000 in Q1 2023. The higher spending in Q1 2023 was related to the purchase of tooling and diamond tips for the three leased drills.

Financing Activities

Cash flows used in financing activities amounted to $316,120 in Q1 2024 compared to a positive cash flow of $7,238,615 generated from financing activities in Q1 2023. The decrease in cash flows in Q1 2024 compared to Q1 2023 was due to an equity private placement completed in February 2023 for a total of $7.7 million while no financing transactions were completed in Q1 2024. See “Financing” for more details. Cash flows used for financing activities in Q1 2024 were mainly due to the interest payment on the Term Loan.

Financial Position

The following information regarding the financial position of the Company as at March 31, 2024 and December 31, 2023 is derived from the Company’s unaudited condensed interim consolidated financial statements for the three months ended March 31, 2024 and the audited consolidated financial statements for the year ended December 31, 2023.

	As at	As at
	March 31, 2024	December 31, 2023
ASSETS
Cash	9,366,821	19,245,628
Other current assets	2,469,594	1,645,280
Exploration and evaluation assets	8,495,730	8,594,798
Property, plant and equipment	8,126,334	8,488,499
TOTAL ASSETS	28,458,479	37,974,205

LIABILITIES
Trade payables and accrued liabilities	3,756,692	4,280,146
Lease liabilities	1,319,863	1,611,143
Vehicle financing	211,284	236,124
Provision for leave and severance	633,304	510,202
Term Loan	18,197,327	17,956,423
Deferred share units liability	939,128	884,481
NSR option liability	2,750,000	2,750,000
TOTAL LIABILITIES	27,807,598	28,228,519

SHAREHOLDERS’ EQUITY
Preferred shares	31,516	31,516
Additional paid-in capital	116,459,585	116,069,973
Deficit	(113,913,996)	(104,566,816)
Foreign currency translation reserve	(1,926,224)	(1,788,987)
TOTAL SHAREHOLDERS’ EQUITY	650,881	9,745,686
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	28,458,479	37,974,205

The Company’s cash balance on March 31, 2024 decreased from the amount on December 31, 2023, primarily due to the increased exploration activities on the Company’s properties as well as increased corporate activities as described in the “Cash Flows” section and the “Liquidity” section under “Financing”.

Other current assets increased by $824,314 and trade payables and accrued liabilities decreased by $523,454 as at March 31, 2024 compared to the amounts as at December 31, 2023.

The slight decrease in exploration and evaluation assets was primarily due to foreign currency exchange fluctuation. Property, plant and equipment decreased by $362,165 as of March 31, 2024 compared to the amount of $8,488,499 as at December 31, 2023 as a result of deprecation.

The Company’s lease liabilities were $1,319,863 as at March 31, 2024, lower by $291,280 compared to $1,611,143 as at December 31, 2023 due to a lease payment made in Q1 2024.

The increase in the Term Loan by $240,904 was attributed to the accretion of the value of the warrants granted associated with the Term Loan. The increase in paid-in capital by $389,612 is mainly due to options exercised during Q1 2024.

Liquidity

Capital Resources

For the three months ended March 31, 2024, the Company incurred a loss of $9,347,180 and reported an accumulated deficit of $113,913,996 as at March 31, 2024 (FY 2023 – $104,566,816). At the end of Q1 2024, the Company required additional funds to continue its planned operations and meet its future obligations, commitments and forecasted expenditures through March 31, 2025. Management is aware, in making its assessment, of material uncertainties related to events and conditions that may cast a substantial doubt upon the Company’s ability to continue as a going concern, and accordingly, the appropriateness of the use of accounting principles applicable to a going concern. The accompanying Financial Statements do not reflect the adjustments to the carrying values of assets and liabilities, expenses and financial position classifications that would be necessary if the going concern assumption was not appropriate. These adjustments could be material. In assessing whether a going concern assumption is appropriate, management considers all available information about the future, which is at least, but not limited to, twelve months from the end of the reporting period.

Going Concern

As at March 31, 2024, the Company had $9,366,821 in available cash (FY 2023 – $19,245,628). There are no sources of operating cash flows. Given the Company’s current financial position and the ongoing exploration and evaluation expenditures, the Company will need to raise additional capital through the issuance of equity or other available financing alternatives to continue funding its operating, exploration and evaluation activities, and re-development of the mineral properties. Although the Company has been successful in its past fund-raising activities, there is no assurance as to the success of future fundraising efforts or as to the sufficiency of funds raised in the future.

Financings

There were no financing transactions during the three months ended March 31, 2024.

On December 14, 2023, the Company closed a financing (the December Financing, comprised of a brokered private placement of units (the “Private Placement”) and an amended Term Loan. The Private Placement was completed in accordance with the terms of an agency agreement dated December 14, 2023 and entered into by the Company with Cormark Securities Inc. and BMO Capital Markets, as co-lead agents, and Canaccord Genuity Corp., Fort Capital Securities Ltd. and Paradigm Capital Inc. Pursuant to the Private Placement, the Company issued an aggregate of 13,133,367 common shares of the Company (“Common Shares”) at a price of $1.20 per Common Share for aggregate gross proceeds of $15,760,040. The principal amount of the Term Loan has been increased by $5,882,353 (the “Additional Principal Amount”) from $15,000,000 to $20,882,353. The Additional Principal Amount was subject to an original issue discount of approximately 15% and was advanced by Cymbria Corporation (“Cymbria”) to the Company as a single advance of $5,000,000. The net proceeds from the December Financing were $19,743,845 after fees and expenses, which are being used to advance the exploration and evaluation of the Selebi Mines and the Selkirk Mine and for general corporate and working capital purposes. A more detailed breakdown of the proposed use of proceeds of the Private Placement conducted under the Listed Issuer Financing Exemption is as outlined in the offering document dated December 3, 2023. As at March 31, 2024, approximately $10.6 million of the net proceeds of the December Financing had been expended.

Use of Proceeds

The following table provides a summary of the principal use of proceeds of the December Financing.

			Amounts Expended
	Estimated Amount		as at March 31, 2024
Principal Purpose	$’000		$’000
December Financing
Activities relating to the Selebi Mines	11,520	(1)	6,380
Activities relating to the Selkirk Mine	400	(2)	37
General corporate and working capital	7,839	(3)	4,153
	19,759		10,570

Notes:

(1)	Represents approximately (i) $8,325,000 for the advancement of the Selebi Mines towards a mineral resource estimate; (ii) $1,400,000 for mining licence extension payment; and (iii) $1,795,000 in local management, consulting, accounting, finance, human resources and health/safety/environmental/security.
(2)	Represents certain geophysics and geology costs, care and maintenance and prospecting licences.
(3)	Represents approximately (i) $2,080,000 allocated to the payment of interest on the Term Loan; and (ii) $5,759,000 allocated to general corporate expenses.

Working Capital

As at March 31, 2024, the Company had a positive working capital of $6,759,860 (December 31, 2023 – $14,999,619), calculated as total current assets less total current liabilities. The decrease in working capital is mainly due to a decrease in cash, an increase in accounts payable and accrued liabilities, offset by an increase in other current assets and a decrease in lease liabilities. See “Liquidity” for more details.

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

As per the terms and conditions of the Selebi APA, the Company has the option to cancel the second and third payments and give back the Selebi Assets to the liquidator in the event the Company determines that the Selebi Assets are not economical. The Company also has an option to pay in advance the second and third payments in the event the Company determines that the Selebi Assets are economical. The Company’s accounting policy, as permitted by ASC 450 - Contingencies, is to measure and record contingent consideration when the conditions associated with the contingency are met. As of March 31, 2024, none of the conditions of the second and third instalment are met. Hence, these amounts are not accrued in the Financial Statements.

In addition to the Selebi APA, the purchase of the Selebi Assets is also subject to a contingent compensation agreement as well as a royalty agreement with the liquidator.

Phikwe South and the Southeast Extension

On August 16, 2023, the Company announced that it had entered into a binding commitment letter with the Liquidator of BCL to acquire a 100% interest in two additional deposits, Phikwe South the Southeast Extension, located adjacent to and immediately north of the Selebi North historical workings. The acquisition of the Phikwe South and the Southeast Extension deposits has not closed as at the date of this MD&A.

The upfront cost to the Company to acquire these additional mineral properties is US$1,000,000. In addition, the Company has agreed to additional work commitments of US$5,000,000 in the aggregate over the next four years. As a result of the extension of the Selebi mining licence, the remaining asset purchase obligations of the Company outlined in the Selebi APA will each increase by 10%, US$5,500,000 in total, while the trigger events remain unchanged.

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

Related Party Transactions

Related party transactions are summarized below and include transactions with the following individuals or entities:

Key management (defined as members of the Board and senior officers) compensation was related to the following:

	March 31, 2024	March 31, 2023
Management fees	777,809	802,074
Corporate and administration expenses	110,400	59,182
	888,209	861,256

As a result of the financing closed on June 28, 2023 with Cymbria and EdgePoint Investment Group Inc., as portfolio manager on behalf of certain mutual funds managed by it (“EdgePoint”), and the increase of the Term Loan by the Additional Principal Amount on December 14, 2023 (the “EdgePoint Transactions”), Cymbria and certain other funds managed by EdgePoint (the “Financing Parties”) have acquired a total of 16,037,800 Common Shares, representing approximately 10.7% of the Company’s issued and outstanding shares. The Financing Parties also acquired on closing an aggregate of 6,024,000 warrants with a three-year term and an exercise price of $1.4375 which, if exercised, together with the shares acquired at closing would result in the Financing Parties holding approximately 14.2% of the shares in the aggregate (calculated on a partially diluted basis). As the result of the EdgePoint Transactions, the Financing Parties are related parties of PNRL. During the three months ended March 31, 2024, the Company paid interest of $519,206 to the Financing Parties (March 31, 2023 – nil).

Contingent Liabilities

There are no environmental liabilities associated with the Selebi Assets and the Selkirk Mine as at the acquisition dates as all liabilities prior to the acquisitions are the responsibility of the sellers. The Company has an obligation for the rehabilitation costs arising subsequent to the acquisitions. As of March 31, 2024, management is not aware of or anticipating any contingent liabilities that could impact the financial position or performance of the Company related to its exploration and evaluation assets.

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

Segmented Disclosure

The Company operates in one reportable operating segment being that of the acquisition, exploration and evaluation of mineral properties in three geographic segments being Botswana, Barbados and Canada. The Company’s geographic segments are as follows:

	March 31, 2024	December 31, 2023
Current assets
Canada	7,706,418	15,894,177
Barbados	2,090,445	104,024
Botswana	2,039,552	4,892,707
Total	11,836,415	20,890,908

	March 31, 2024	December 31, 2023
Property, plant and equipment
Canada	8,291	8,726
Botswana	8,118,043	8,479,773
Total	8,126,334	8,488,499

	March 31, 2024	December 31, 2023
Exploration and evaluation assets
Botswana	8,495,730	8,594,798

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements as at March 31, 2024.

Share Capital Information

As of the date of this MD&A, the fully diluted share capital of the Company, including Common Shares issuable upon exercise of securities of the Company exercisable for Common Shares, is as follows:

Securities	Common shares
Common shares	185,708,588
Preferred shares (1)	13,131
Deferred shares	1,393,676
Warrants	42,822,508
Stock options	13,059,821
Fully diluted share capital	242,997,724
(1):	The 118,186 outstanding preferred shares are convertible into Common Shares at a 9:1 ratio.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk have been omitted as permitted under rules applicable to smaller reporting companies.

Item 4. Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on the evaluation of these disclosure controls and procedures, management concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2024 due to the material weaknesses in internal control over financial reporting that were disclosed in our 2023 Form 10-K, namely: lack of controls and process over significant estimates and judgements applied in assessing complex accounting transactions; lack of segregation of duties over posting and reviewing complex accounting transactions; and lack of communication between legal consultants and management related to SEC filing requirements.

Remediation of Previously Identified Material Weaknesses

The Company’s management, under the oversight of the Audit Committee, is in the process of designing and implementing corrective actions to remediate the control deficiencies that contributed to the material weaknesses, including obtaining specific resources to address the identified weaknesses. As we continue to evaluate and enhance our internal control over financial reporting, we may determine that additional measures to address the material weaknesses or adjustments to the remediation plan may be required. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We have no knowledge of any material, active, pending or threatened legal, administrative or judicial proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 1A. Risk Factors

Risks and other factors include those listed under “Risk Factors” in the 2023 Form 10-K and elsewhere in this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following tables outline the number of Common Shares and securities that are convertible into Common Shares issued by the Company pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), during the first quarter ended March 31, 2024.

		Exercise Price per
Date of Issuance	Security	Security ($)	Number of Securities
March 31, 2024	Deferred Share Units	N/A	312,499

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 1.01 Entry into a Material Definitive Agreement.

On each of June 14 and June 21, 2024, the Company closed two tranches of a non-brokered private placement offering of units of the Company (“Units”), pursuant to which the Company issued a total of 35,256,409 Units at a price of C$0.78 per Unit for gross proceeds of approximately C$27.5 million.

Each Unit is comprised of one Common Share and one Common Share purchase warrant of the Company (each, a “Warrant”). Each Warrant entitles the holder thereof to acquire one Common Share at an exercise price of C$1.10 per Common Share for a period of 5 years, subject to acceleration as described herein. If, at any time prior to the expiry date of the Warrant, the volume-weighted average trading price of the Common Shares on the TSX Venture Exchange (the “Exchange”) (or such other principal exchange or market where the Common Shares are then listed or quoted for trading) is at least C$2.00 per Common Share for a period of 20 trading days, the Company may, at its option, elect to accelerate the expiry date to a date (the “Accelerated Expiry Date”) that is not less than 30 days following the date that the Company provides written notice to the holders of the Warrants of the Accelerated Expiry Date. The form of Warrant was filed as Exhibit 10.18 to the Company’s 2023 Form 10-K and is hereby incorporated herein by reference.

In connection with the private placement, on June 4, 2024, the Company entered into a binding term sheet (the “Binding Term Sheet”), among the Company, EdgePoint and another investor, providing for the subscription of 7,692,307 units of the Company in the private placement by the investors for aggregate gross proceeds of approximately C$12,000,000. After giving effect to the private placement, EdgePoint beneficially owns approximately 18.83% of the Company’s outstanding Common Shares on a partially-diluted basis. The Binding Term Sheet was filed as Exhibit 10.13 to the Company’s 2023 Form 10-K and hereby is incorporated herein by reference.

The private placement with EdgePoint closed on June 14, 2024. As part of the closing, the Company and EdgePoint entered into an investor rights agreement dated the closing date, pursuant to which, among other things, EdgePoint was granted certain rights, including participation rights on future equity raises of the Company and the right to nominate a director to the board of directors of the Company, provided that EdgePoint meets certain equity ownership thresholds and satisfies certain other conditions. The form of investor rights agreement was filed as Exhibit 10.16 to the Company’s 2023 Form 10-K and is hereby incorporated herein by reference.

In connection with the private placement, the Company issued an aggregate 1,025,000 Units at a deemed issue price equal to C$0.78 per unit (comprised of 1,025,000 Common Shares and 1,025,000 non-transferable Warrants) to SCP Resource Finance LP and paid Fort Capital an advisory fee of C$250,000, in each case in consideration for providing certain advisory services to the Company. The form of Compensation Warrant was filed as Exhibit 10.19 to the Company’s 2023 Form 10-K and is hereby incorporated herein by reference.

Item 3.02 Unregistered Sales of Equity Securities.

The information set forth in response to Item 1.01 above is incorporated by reference herein. The Units were sold in reliance upon the exemptions from registration provided by Regulation S and Regulation D promulgated under the Securities Act.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On January 1, 2024, James Gowans was appointed as the Chair of the Board of Directors of the Company. Mr. Gowans was not appointed pursuant to any arrangement or understanding between him and any other persons pursuant to which he was selected as a director. Mr. Gowans has not been appointed to serve on any committees of the Company’s Board of Directors but as Chair of the Board of Directors is invited to every meeting of each such committee. There have been no transactions since January 1, 2023 in which the Company was or is to be a participant and the amount involved exceeds US$120,000 and in which either Mr. Gowans or any member of his immediate family had or will have a direct or indirect material interest. Mr. Gowans is eligible to participate in the Company’s Amended Option Plan and Deferred Share Unit Plan.

On June 24, 2024, Norman MacDonald was appointed as a member of the Board of Directors of the Company. Also on June 24, 2024, the Company, Mr. MacDonald and NAM Management Limited (a company controlled by Mr. MacDonald) entered into a consulting agreement for the provision of services by NAM Management Limited in connection with the capital markets strategy of PNRL and the execution thereof, in connection with other financing strategies and opportunities, in connection with capital budgeting, and otherwise as PNRL may reasonably request. The Company and EdgePoint mutually agreed upon the appointment of Mr. MacDonald. Mr. MacDonald recently served as Senior Advisor, Natural Resources at Fort Capital from February 2021 until June 24, 2024. Fort Capital, principally through Mr. MacDonald, has served as a financial advisor to the Company, most notably in connection with the private placement of Units completed on June 21, 2024 and in connection with a significant equity and debt financing transaction on June 28, 2023. Having regard to his recent history as an external advisor, Mr. MacDonald will not be regarded as an independent director of the Company. Mr. MacDonald has not been appointed to serve on any committees of the Company’s Board of Directors. Mr. MacDonald is eligible to participate in the Company’s Amended Option Plan and Deferred Share Unit Plan.

Insider Trading Arrangements

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1	Section 1350 certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Includes the following financial and related information from Premium Nickel Limited Resource’s Quarterly Report on Form 10-Q as of and for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) Unaudited Condensed Interim Consolidated Balance Sheets, (2) Unaudited Condensed Interim Consolidated Statements of Operations and Comprehensive Loss, (3) Unaudited Condensed Interim Consolidated Statements of Changes in Shareholders’ (Deficit) Equity, (4) Unaudited Condensed Interim Consolidated Statements of Cash Flows, and (5) Notes to the Unaudited Condensed Interim Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 12, 2024.	PREMIUM NICKEL RESOURCES LTD.
(Registrant)

	By:	/s/ Keith Morrison
		Name:	Keith Morrison
		Title:	Chief Executive Officer
(principal executive officer)

	By:	/s/ Peter Rawlins
		Name:	Peter Rawlins
		Title:	Chief Financial Officer
(principal financial officer)