Form 10-Q
period 2024-06-30
Premium Nickel Resources Ltd.
filed 2024-08-19
CIK 795800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-14740

PREMIUM NICKEL RESOURCES LTD.

(Exact name of registrant as specified in its charter)

Ontario, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 3400, One First Canadian Place, P.O. Box 130, Toronto, Ontario, Canada	M5X 1A4
(Address of principal executive offices)	(Zip Code)

(604) 770-4334

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 19, 2024, there were 185,708,588 Common Shares issued and outstanding.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” of the 2023 Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date hereof. You should read this Report and the documents that we have filed as exhibits to this Report completely and with the understanding that our actual future results may be materially different from what we expect.

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

Unless otherwise indicated, all references to “$”,”C$” and “dollars” in this Report refer to Canadian dollars, references to “US$” in this Report refer to United States dollars and references to “BWP” in this Report refer to Botswanan Pula. On June 28, 2024, the daily exchange rate: (i) for one United States dollar expressed in Canadian dollars, as quoted by the Bank of Canada, was US$1.00 = C$1.3687 (or C$1.00 = US$0.7306); (ii) for one Botswanan Pula expressed in Canadian dollars, as quoted by Bloomberg LP, was BWP 1.00 = C$0.1008 (or C$1.00 = BWP 9.9195); and (iii) for one Botswanan Pula expressed in United States dollars, as quoted by Bloomberg LP, was BWP 1.00 = US$0.0737 (or US$1.00 = BWP 13.5685).

Item 1. Financial Statements

UNAUDITED CONDENSED INTERIM Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023

In accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and stated in Canadian dollars, unless otherwise indicated.

INDEX

Unaudited Condensed Interim Consolidated Financial Statements

■	Unaudited Condensed Interim Consolidated Balance Sheets

■	Unaudited Condensed Interim Consolidated Statements of Operations and Comprehensive Loss

■	Unaudited Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity

■	Unaudited Condensed Interim Consolidated Statements of Cash Flows

■	Notes to the Unaudited Condensed Interim Consolidated Financial Statements

Unaudited Condensed Interim Consolidated Balance Sheets

(Expressed in Canadian dollars)

	Notes	As at June 30, 2024 $	As at December 31, 2023 $
ASSETS
CURRENT ASSETS
Cash and cash equivalents		28,081,517	19,245,628
Prepaid expenses		628,643	900,310
Other receivables	3	939,326	532,835
Spare parts	18	1,204,446	212,135
TOTAL CURRENT ASSETS		30,853,932	20,890,908

NON-CURRENT ASSETS
Exploration and evaluation assets	4,10	8,699,085	8,594,798
Property, plant and equipment	5	7,981,157	8,488,499
TOTAL NON-CURRENT ASSETS		16,680,242	17,083,297
TOTAL ASSETS		47,534,174	37,974,205

LIABILITIES
CURRENT LIABILITIES
Trade payables and accrued liabilities	6	4,273,213	4,280,146
Lease liabilities	9	1,306,906	1,611,143
TOTAL CURRENT LIABILITIES		5,580,119	5,891,289

NON-CURRENT LIABILITIES
Vehicle financing		190,953	236,124
Provision for leave and severance		770,185	510,202
Term Loan	7	18,448,467	17,956,423
DSUs liability	11	1,128,878	884,481
NSR option liability	10	2,750,000	2,750,000
TOTAL NON-CURRENT LIABILITIES		23,288,483	22,337,230
TOTAL LIABILITIES		28,868,602	28,228,519

SHAREHOLDERS’ EQUITY
Common shares (No par value, unlimited common shares authorized; 185,708,588 issued and outstanding) (December 31, 2023 – 149,300,920)		-	-
Preferred shares		31,516	31,516
Additional paid-in capital		143,874,771	116,069,973
Deficit		(123,707,188)	(104,566,816)
Accumulated other comprehensive loss		(1,533,527)	(1,788,987)
TOTAL SHAREHOLDERS’ EQUITY		18,665,572	9,745,686
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		47,534,174	37,974,205

Nature of Operations and Going Concern (Note 1)

The accompanying notes are an integral part of these Unaudited Condensed Interim Consolidated Financial Statements.

Approved by the Board of Directors on August 19, 2024.

“signed” Keith Morrison Director	“signed” Jason LeBlanc Director

Unaudited Condensed Interim Consolidated Statements of Operations and Comprehensive Loss

(Expressed in Canadian dollars)

		Three months ended		Six months ended
	Notes	June 30, 2024 $	June 30, 2023 $	June 30, 2024 $	June 30, 2023 $

EXPENSES
General and administration expenses	17	2,390,873	2,457,373	4,342,809	4,314,785
Depreciation	5	369,674	43,998	733,902	89,760
General exploration expenses	4	5,547,764	4,906,504	11,279,762	8,922,345
Interest and bank charges		8,340	46,798	16,274	96,737
Share-based payment	11	389,612	-	779,224	-
DSUs granted	11	283,664	174,946	564,913	322,405
Fair value movement of DSUs	11	(93,914)	(25,833)	(320,516)	(16,000)
Net foreign exchange loss		147,989	73,487	214,002	103,903
		9,044,002	7,677,273	17,610,370	13,833,935

OTHER ITEMS
Interest income		(21,155)	(3,411)	(453)	(13,088)
Interest expense on Term Loan	7	770,345	11,285	1,530,455	11,285
Interest expense on A&R Promissory Note		-	461,760	-	682,547
NET LOSS FOR THE PERIOD		9,793,192	8,146,907	19,140,372	14,514,679

OTHER COMPREHENSIVE LOSS
Exchange differences on translation of foreign operations		(392,697)	447,538	(255,460)	719,875

TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		9,400,495	8,594,445	18,884,912	15,234,554

Basic and diluted loss per share		0.06	0.07	0.12	0.12
Weighted average number of common shares outstanding – basic and diluted		154,972,579	121,283,186	152,199,879	119,773,438

The accompanying notes are an integral part of these Unaudited Condensed Interim Consolidated Financial Statements.

Unaudited Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in Canadian dollars)

	Notes	Number of Shares	Preferred shares $	Additional paid-in capital $	Deficit $	Accumulated Other Comprehensive Loss $	Total Shareholders’ Equity $
BALANCE AS AT DECEMBER 31, 2022	11	116,521,343	31,516	77,302,736	(72,190,747)	(1,200,516)	3,942,989

Net loss for the period		-	-	-	(6,367,772)	-	(6,367,772)
Share capital issued through private placement		4,437,184	-	7,765,072	-	-	7,765,072
Share issue costs		-	-	(606,547)	-	-	(606,547)
Fair value of lender warrants		-	-	116,177	-	-	116,177
Exchange differences on translation of foreign operations		-	-	-	-	(272,337)	(272,337)
BALANCE AS AT MARCH 31, 2023		120,958,527	31,516	84,577,438	(78,558,519)	(1,472,853)	4,577,582
Net loss for the period		-	-	-	(8,146,907)	-	(8,146,907)
Share capital issued through private placement		14,772,000	-	16,249,201	-	-	16,249,201
Share issue costs		-	-	(1,059,550)	-	-	(1,059,550)
Fair value of lender warrants		-	-	1,352,054	-	-	1,352,054
Exchange differences on translation of foreign operations		-	-	-	-	(447,538)	(447,538)
BALANCE AS AT JUNE 30, 2023	11	135,730,527	31,516	101,119,143	(86,705,426)	(1,920,391)	12,524,842

BALANCE AS AT DECEMBER 31, 2023		149,300,920	31,516	116,069,973	(104,566,816)	(1,788,987)	9,745,686
Net loss for the period		-	-	-	(9,347,180)	-	(9,347,180)
Exercise of options, net		126,259	-	-	-	-	-
Share-based payment		-	-	389,612	-	-	389,612
Exchange differences on translation of foreign operations		-	-	-	-	(137,237)	(137,237)
BALANCE AS AT MARCH 31, 2024		149,427,179	31,516	116,459,585	(113,913,996)	(1,926,224)	650,881
Net loss for the period		-	-	-	(9,793,192)	-	(9,793,192)
Share capital issued through private placement		36,281,409	-	28,760,081	-	-	28,760,081
Share issue costs		-	-	(1,734,507)	-	-	(1,734,507)
Share-based payment		-	-	389,612	-	-	389,612
Exchange differences on translation of foreign operations		-	-	-	-	392,697	392,697
BALANCE AS AT JUNE 30, 2024	11	185,708,588	31,516	143,874,771	(123,707,188)	(1,533,527)	18,665,572

The accompanying notes are an integral part of these Unaudited Condensed Interim Consolidated Financial Statements.

Unaudited Condensed Interim Consolidated Statements of Cash Flows

(Expressed in Canadian dollars)

	Six months Ended
	June 30, 2024 $	June 30, 2023 $

OPERATING ACTIVITIES
Net loss for the period	(19,140,372)	(14,514,679)
Interest payment on Term Loan	(1,038,412)	-
Interest payment on A&R Promissory Note	-	(412,329)
Items not affecting cash:
DSUs granted	564,913	306,405
Fair value movement of DSUs	(320,516)	-
Depreciation	733,902	89,760
Provision for leave and severance	259,983	163,866
Accrued interests and accretion on loans	1,533,261	648,614
Share-based payment	779,224	-
Warrant fair value movement	-	116,177
Changes in non-cash working capital and non-current liability
Prepaid expenses and other receivables	(134,824)	(52,726)
Trade payables and accrued expenses	(6,934)	(856,067)
Spare parts	(992,311)	(212,135)
Net cash used in operating activities	(17,762,086)	(14,723,114)

INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(128,277)	(1,391,031)
Net cash used in investing activities	(128,277)	(1,391,031)

FINANCING ACTIVITIES
Proceeds from issuance of units	27,454,421	23,814,272
Share issue costs	(278,847)	(1,521,306)
Loan proceeds, net of fees	-	14,304,202
NSR option	-	2,750,000
A&R Promissory Note repayment	-	(7,000,000)
Vehicle loan payment	(45,171)	(34,898)
Lease payment	(304,237)	(95,479)
Net cash provided by financing activities	26,826,166	32,216,791

Effect of exchange rate changes on cash and cash equivalents	(99,914)	342,255
Change in cash and cash equivalents for the period	8,835,889	16,444,901
Cash and cash equivalents at the beginning of the period	19,245,628	5,162,991
Cash and cash equivalents at the end of the period	28,081,517	21,607,892

Supplemental cash flow information
Income taxes paid	-	-
Interest paid	1,135,919	412,329

The accompanying notes are an integral part of these Unaudited Condensed Interim Consolidated Financial Statements.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024

(Expressed in Canadian dollars)

1. NATURE OF OPERATIONS AND GOING CONCERN

Premium Nickel Resources Ltd. (TSXV: PNRL) (the “Company” or “PNRL”) was founded upon the closing of a reverse takeover transaction (the “RTO”) whereby Premium Nickel Resources Corporation (“PNRC”) and 1000178269 Ontario Inc. a wholly-owned subsidiary of North American Nickel Inc. (“NAN”), amalgamated by way of a triangular amalgamation under the Business Corporations Act (Ontario) (the “OBCA”) on August 3, 2022. The common shares of PNRL (“Common Shares”) are listed and posted for trading on the TSX Venture Exchange (the “TSXV”) under the symbol “PNRL”.

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

The following corporate structure chart sets out details of the direct and indirect ownership of the principal subsidiaries of the Company:

Premium Nickel Resources Ltd.
(Ontario)
100%
NAN Exploration Inc.
(Ontario)
100%
PNR Amalco Ltd.
(Ontario)
100%
Premium Nickel Resources International Ltd.
(Barbados)
100%
PNR Selkirk Group (Barbados) Limited
(Barbados)
100%
PNR Selebi (Barbados) Limited
(Barbados)
100%
Premium Nickel Group Proprietary Limited(1)
(Botswana)
100%
Premium Nickel Resources Propietary Limited(2)
(Botswana)

Notes:

(1)	Premium Nickel Group Proprietary Limited owns the Selkirk Assets (as defined below).

(2)	Premium Nickel Resources Proprietary Limited owns the Selebi Assets (as defined below).

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024

(Expressed in Canadian dollars)

The Company’s head and registered office is located at One First Canadian Place, 100 King Street West, Suite 3400, Toronto, Ontario, Canada M5X 1A4.

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

Going Concern

The Company, being in the exploration stage, is subject to risks and challenges similar to companies in a comparable stage of exploration and development. These risks include the challenges of securing adequate capital for exploration and advancement of the Company’s material projects, operational risks inherent in the mining industry, and global economic and metal price volatility, and there is no assurance management will be successful in its endeavors. As at June 30, 2024, the Company had no source of operating cash flows, nor any credit line currently in place. The Company incurred a net loss of $19,140,372 for the six months ended June 30, 2024. The Company’s committed cash obligations and expected level of expenses will vary depending on its operations.

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(a) Statement of Compliance

These unaudited condensed interim consolidated financial statements were prepared in accordance with US GAAP for interim financial information and in accordance with the instructions in Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (“SEC”) for financial information.

Certain information or footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024

(Expressed in Canadian dollars)

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

Name of Entity	Place of Incorporation	Percentage Ownership	Functional Currency
Premium Nickel Resources Ltd.	Ontario, Canada		CAD
NAN Exploration Inc.	Ontario, Canada	100	CAD
PNR Amalco Ltd.	Ontario, Canada	100	CAD
Premium Nickel Resources International Ltd.	Barbados	100	USD
PNR Selkirk Group (Barbados) Limited	Barbados	100	USD
PNR Selebi (Barbados) Limited	Barbados	100	USD
Premium Nickel Group Proprietary Limited	Botswana	100	BWP
Premium Nickel Resources Proprietary Limited	Botswana	100	BWP

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

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024

(Expressed in Canadian dollars)

Judgement

Information about judgements made in applying accounting policies that have most significant effect on the amounts recognized in these consolidated financial statements are the same as disclosed in Note 3 of the consolidated financial statements for the year ended December 31, 2023.

Estimates

Information about assumptions and estimates uncertainties as at June 30, 2024, that have a significant risk of resulting in a material adjustment to the carrying amount of assets and liabilities in the next financial year are the same as disclosed in Note 3 of the consolidated financial statement for the year ended December 31, 2023.

3. OTHER RECEIVABLES

A summary of the other receivables as at June 30, 2024 and December 31, 2023 is detailed in the table below:

	June 30, 2024 $	December 31, 2023 $

HST paid on purchases	558,806	301,618
VAT paid on purchases	373,079	223,776
Other receivables	7,441	7,441
	939,326	532,835

4. EXPLORATION AND EVALUATION ASSETS

	Botswana
	Selebi $	Selkirk $	Total $

Balance, December 31, 2022	8,251,518	327,109	8,578,627
Addition costs	483,883	-	483,883
Foreign currency translation	(449,878)	(17,834)	(467,712)
Balance, December 31, 2023	8,285,523	309,275	8,594,798
Foreign currency translation	100,535	3,752	104,287
Balance, June 30, 2024	8,386,058	313,027	8,699,085

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

Pursuant to the Selebi APA, the aggregate purchase price payable to the seller for the Selebi Assets shall be the sum of $76,862,200 (USD 56,750,000) which amount shall be paid in three instalments:

●	$2,086,830 (USD 1,750,000) payable on the closing date. This payment has been made.

●	$33,860,000 (USD 25,000,000) upon the earlier of: (a) approval by the Botswana Ministry of Mineral Resources, Green Technology and Energy Security (“MMRGTES”) of the Company’s Section 42 and Section 43 Applications (further extension of the mining license and conversion of the mining license into an operating license, respectively), and (b) on the expiry date of the study phase, January 31, 2025, which can be extended for one year with written notice.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024

(Expressed in Canadian dollars)

●	The third instalment of $40,632,000 (USD 30,000,000) is payable on the completion of mine construction and production start-up (commissioning) by the Company on or before January 31, 2030, but not later than four years after the approval by the Minister of MMRGTES of the Company’s Section 42 and Section 43 Applications.

●	Payment of care and maintenance funding contribution in respect of the Selebi Assets for a total of $6,164,688 (USD 5,178,747) from March 22, 2021 to the closing date. This payment has been made.

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

The upfront cost to the Company to acquire these additional mineral properties is USD1,000,000. In addition, the Company agreed to additional work commitments of USD5,000,000 in the aggregate over the next four years. As a result of the extension of the Selebi Mining License, the remaining asset purchase obligations of the Company outlined in the original Selebi Mines asset purchase agreement with the Liquidator will each increase by 10%, $7,436,000 (USD 5,500,000) in total, while the trigger events remain unchanged. The existing 2% net smelter royalty (“NSR”) held by the Liquidator with respect to production from the Selebi Mining License will also apply to production from these additional deposits, subject to the Company’s existing buy-back right for 50% of the NSR (Note 10). The acquisition of the Phikwe South and the Southeast Extension deposits has not yet closed as at June 30, 2024.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024

(Expressed in Canadian dollars)

General Exploration Expenses

Details of the general exploration expenses by nature are presented as follows:

For the six months ended June 30, 2024:

	Selebi $	Selkirk $	Other $	Total $
Site operations & administration	476,534	25,268	95,715	597,517
Care and maintenance	1,375,283	-	-	1,375,283
Geology	1,537,368	33,297	-	1,570,665
Drilling	3,333,892	135,656	-	3,469,548
Geophysics	529,177	18,106	-	547,283
Engineering	3,238,434	24,178	-	3,262,612
Environmental, social and governance	89,611	-	-	89,611
Metallurgy and processing	5,574	25,068	-	30,642
Technical studies	147,345	48,047	-	195,392
Health and safety	96,589	43	-	96,632
Mine re-development	19,091	25,486		44,577
Total	10,848,898	335,149	95,715	11,279,762

For the six months ended June 30, 2023:

	Selebi $	Selkirk $	Other $	Total $
Site operations & administration	421,070	27,857	77,572	526,499
Care and maintenance	1,587,152	-	-	1,587,152
Geology	1,713,621	265,614	-	1,979,235
Drilling	1,517,072	6,523	-	1,523,595
Geophysics	891,036	17,792	-	908,828
Engineering	2,070,020	14,020	-	2,084,040
Environmental, social and governance	30,296	-	-	30,296
Metallurgy and processing	39,744	80,622	-	120,366
Technical studies	8,047	7,650	-	15,697
Health and safety	146,637	-	-	146,637
Total Botswana projects	8,424,695	420,078	77,572	8,922,345

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024

(Expressed in Canadian dollars)

5. PROPERTY, PLANT AND EQUIPMENT

The tables below set out costs and accumulated amortization as at June 30, 2024 and December 31, 2023:

Cost	Land and Buildings (ROU Assets) $	Exploration Equipment (ROU Assets) $	Exploration Equipment $	Furniture and Fixtures $	Generator $	Vehicles $	Computer and software $	Total $
Balance – December 31, 2023	2,909,637	1,023,615	4,202,457	191,899	38,227	398,032	567,407	9,331,274
Additions	-	-	128,277	-	-	-	-	128,277
Foreign currency translation	35,304	-	47,034	2,570	464	4,829	28,325	118,526
Balance – June 30, 2024	2,944,941	1,023,615	4,377,768	194,469	38,691	402,861	595,732	9,578,077

Accumulated Depreciation	Land and Building (ROU Assets)	Exploration Equipment (ROU Assets)	Exploration Equipment	Furniture and Fixtures	Generator	Vehicles	Computer and software	Total
Balance – December 31, 2023	170,256	85,301	307,559	19,079	8,549	106,083	145,948	842,775
Depreciation during the period	54,356	102,362	433,069	7,031	3,846	50,056	83,182	733,902
Foreign currency translation	(2,695)	-	(382)	274	127	1,589	21,330	20,243
Balance – June 30, 2024	221,917	187,663	740,246	26,384	12,522	157,728	250,460	1,596,920

Carrying Value	Land (ROU Assets)	Exploration Equipment (ROU Assets)	Exploration Equipment	Furniture and Fixtures	Generator	Vehicles	Computer and Software	Total
Balance – December 31, 2023	2,739,381	938,314	3,894,898	172,820	29,678	291,949	421,459	8,488,499
Balance – June 30, 2024	2,723,024	835,952	3,637,522	168,085	26,169	245,133	345,272	7,981,157

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024

(Expressed in Canadian dollars)

Cost	Land and Buildings (ROU Assets) $	Exploration Equipment (ROU Assets) $	Exploration Equipment $	Furniture and Fixtures $	Generator $	Vehicles $	Computer and software $	Total $
Balance – December 31, 2022	3,077,420	-	11,973	126,605	31,381	241,884	1,950	3,491,213
Additions	-	1,023,615	4,190,484	65,998	8,557	187,310	585,561	6,061,525
Foreign currency translation	(167,783)	-	-	(704)	(1,711)	(31,162)	(20,104)	(221,464)
Balance – December 31, 2023	2,909,637	1,023,615	4,202,457	191,899	38,227	398,032	567,407	9,331,274

Accumulated Depreciation	Land and Building (ROU Assets)	Exploration Equipment (ROU Assets)	Exploration Equipment	Furniture and Fixtures	Generator	Vehicles	Computer and software	Total
Balance – December 31, 2022	51,123	-	1,447	1,872	562	39,589	1,950	96,543
Depreciation during the year	119,133	85,301	306,112	14,030	6,212	69,997	143,998	744,783
Foreign currency translation	-	-	-	3,177	1,775	(3,503)	-	1,449
Balance – December 31, 2023	170,256	85,301	307,559	19,079	8,549	106,083	145,948	842,775

Carrying Value	Land (ROU Assets)	Exploration Equipment (ROU Assets)	Exploration Equipment	Furniture and Fixtures	Generator	Vehicles	Computer and Software	Total
Balance – December 31, 2022	3,026,297	-	10,526	124,733	30,819	202,295	-	3,394,670
Balance – December 31, 2023	2,739,381	938,314	3,894,898	172,820	29,678	291,949	421,459	8,488,499

Additions to property, plant and equipment during the year ended December 31, 2023 included the purchase of drilling equipment for $1,023,000 through a lease agreement with a drilling company (Note 9) as well as vehicles financed through a local Botswana bank.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024

(Expressed in Canadian dollars)

6. TRADE PAYABLES AND ACCRUED LIABILITIES

	June 30, 2024 $	December 31, 2023 $

Amounts due to related parties (Note 12)	169,667	93,795
Trade payables	2,803,781	2,383,196
Accrued liabilities	1,299,765	1,803,155
	4,273,213	4,280,146

7. TERM LOAN

On June 28, 2023, the Company closed a financing with Cymbria Corporation (“Cymbria”), EdgePoint Investment Group Inc. and certain other entities managed by it (“EdgePoint”) for aggregate gross proceeds to PNRL of $33,999,200. The financing included three concurrent and inter-conditional transactions (collectively the “2023 Financing Transactions”) comprised of an equity offering of units for $16,249,200 (the “Equity Financing”), a three year term loan of $15,000,000 (the “Term Loan”) and option payments of $2,750,000 (the “Option Payment”) to acquire a 0.5% net smelter returns royalty on the Company’s Selebi Mines and Selkirk Mine in certain circumstances upon payment of further consideration (Note 9).

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

Further, on December 14, 2023, in accordance with the terms of a second amended and restated commitment letter dated December 3, 2023 (the “Second A&R Commitment Letter”), the Company and Cymbria closed an amendment to the terms of their existing Term Loan pursuant to which the Company increased the principal amount of the Term Loan by $5,882,353 (the “Additional Principal Amount”) from $15,000,000 to $20,882,353. The Additional Principal Amount was subject to an original issue discount of approximately 15% and was advanced by the lender to the Company as a single advance of $5,000,000. The Additional Principal Amount forms a part of the Term Loan and, except as otherwise set out in the Second A&R Commitment Letter, is on the same terms and conditions applicable to the Term Loan. For certainty, the Additional Principal Amount bears interest at a rate of 10% per annum calculated and payable quarterly in arrears and will mature and be payable on June 28, 2026, which, in each case, is consistent with the terms and conditions applicable to the Term Loan. As consideration for entering into the Amended Term Loan, the Company issued an additional 700,000 non-transferable common share purchase warrants (collectively, the “Additional Warrants”) to the lender, with each Additional Warrant entitling the lender to acquire one Common Share at a price of $1.4375 per Common Share until June 28, 2026. The shares issued for exercise of the Additional Warrants are subject to a hold period of four months plus a day from the date of issue and the resale rules of applicable securities legislation and policies of the TSXV.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024

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

The Company used $7,637,329 of the proceeds from the Term Loan to prepay all principal, interest and fees owing by the Company pursuant to the A&R Promissory Note (defined in Note 8) in favour of Pinnacle Island LP.

For the six months ended June 30, 2024, the Company paid $1,038,412 of interest costs to Cymbria (June 30, 2023 – Nil).

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024

(Expressed in Canadian dollars)

The following is a continuity of the Term Loan:

$
Principal amount of the Term Loan	15,000,000
Fair value of the attached warrants	(1,435,350)
Term Loan at fair value on issuance, June 28, 2023	13,564,650
Transaction costs	(787,175)
Accretion of warrant value and transaction costs	631,540
Fair value of Term Loan as of December 14, 2023	13,409,015
Additional principal amount of Term Loan on Dec 14, 2023	5,882,353
Term Loan issue discount	(882,353)
Fair value of the attached warrants	(275,961)
Transaction fee for modification	(219,212)
Fair value of modified Term Loan as of December 14, 2023	17,913,842
Accretion of warrant value and transaction costs	42,581
Term Loan balance, December 31, 2023	17,956,423
Accrued interest	1,038,412
Accretion of warrant value and transaction costs	492,044
Interest paid	(1,038,412)
Term Loan balance, June 30, 2024	18,448,467

Fort Capital Partners acted as financial advisor to PNRL on the debt portion of the 2023 Financing Transactions and was paid cash fees of $375,000 and $147,059 by PNRL, equal to 2.5% of the original principal amount and the Additional Principal Amount, respectively. Legal fees related to the 2023 Financing Transactions totaled $736,067, of which $495,471 was allocated to the original Term Loan. Legal fees of $72,153 associated with the Second A&R Commitment Letter were recorded and amortized over the remaining terms of the Term Loan. As noted above, certain transaction costs in relation to the original principal amounts were allocated to the Non-Transferrable Warrants based on the relative fair value method under ASC 470.

8. PROMISSORY NOTE

On November 21, 2022, the Company announced a $7,000,000 bridge loan (the “Bridge Loan”) financing from Pinnacle Island LP (the “Lender”). The Bridge Loan financing closed on November 25, 2022 and net proceeds of $6,740,000 were received by the Company (after deducting the commitment fee of $260,000). The Bridge Loan was evidenced by the issuance of a promissory note by the Company to the Lender (the “Promissory Note”). The Promissory Note had a principal amount of $7 million and bore interest at a rate of 10% per annum, calculated monthly and initially payable on February 22, 2023, being the maturity date of the Promissory Note, with a right of the Company to extend the maturity date to March 22, 2023 by providing written notice to the Lender by February 15, 2023. The Company extended the maturity of the Promissory Note to March 22, 2023.

On March 17, 2023, the Company entered into an amended and restated Promissory Note (the “A&R Promissory Note”) extending the maturity of the Promissory Note from March 22, 2023 to November 24, 2023 (the “Extension”). All other terms of the Promissory Note remained the same. In connection with the Extension and entering into of the A&R Promissory Note, the Company agreed to pay an amendment and restatement fee of $225,000 and issued 350,000 non-transferable common share purchase warrants to the Lender (the “Lender Warrants”). Each Lender Warrant is exercisable to acquire one Common Share of the Company at a price of $1.75 per Common Share for a period of one year from the date of the A&R Promissory Note. In connection with the Extension and issuance of the Lender Warrants, the 119,229 common share purchase warrants previously issued to the Lender in connection with the initial issuance of the Promissory Note were cancelled concurrently with the Extension.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024

(Expressed in Canadian dollars)

In connection with the A&R Promissory Note, accretion expense of $682,547 was recorded for the six months ended June 30, 2023.

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

On June 28, 2023, the Company repaid the Promissory Note in full.

9. LEASE LIABILITIES

Syringa Lodge

On July 9, 2022, the Company executed a sales agreement (the “Lodge Agreement”) with Tuli Tourism Pty Ltd. (the “Seller”) for the Syringa Lodge in Botswana.

As per the Lodge Agreement, the aggregate purchase price payable to the Seller shall be the sum of $3,213,404 (BWP 30,720,000). A deposit of $482,011 (BWP 4,608,000) was paid on August 17, 2022. The balance is payable in two installments of $1,306,906 (BWP 13,056,000) on each of July 1, 2023 (paid) and August 1, 2024.

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

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024

(Expressed in Canadian dollars)

The following table presents lease cost and other supplemental lease information:

	June 30, 2024 $	June 30, 2023 $

Finance lease cost:
Amortization of right-of-use assets	156,718	62,336
Interest expense on lease liabilities	90,469	78,906
Cash paid for finance lease liabilities	(304,237)	(95,479)

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

As the NSR options are exercisable entirely at the discretion of Cymbria and the underlying projects are in the exploration stage, the fair value of the call and put on the option as at June 30, 2024 and December 31, 2023 is nil. The Option payment received in cash was recorded as a non-current liability.

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

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024

(Expressed in Canadian dollars)

a)	Common Shares Issued and Outstanding

During the six months ended June 30, 2024, 126,259 Common Shares were issued for the net exercise of 278,100 options and 36,281,409 Common Shares were issued as a result of the following financing transactions:

On June 14, 2024, the Company closed the first tranche of a non-brokered private placement offering (the “June 2024 Financing”), pursuant to which the Company issued an aggregate 19,234,614 units of the Company (the “Units”) at a price of $0.78 per Unit (the “Issue Price”) for aggregate gross proceeds of approximately $15 million. Each Unit is comprised of one Common Share and one common share purchase warrant of the Company (each, a “Warrant”).

On June 21, 2024, the Company closed the second tranche of the June 2024 Financing and issued an additional 16,021,795 Units at the Issue Price for gross proceeds of approximately $12.5 million. Together with proceeds from the first tranche, the total size of the June 2024 Financing is approximately $27.5 million.

Each Warrant entitles the holder thereof to acquire one Common Share at any time prior to 5:00 p.m. (Eastern Standard time) for a period expiring 60 months following the date of issuance (the “Expiry Date”) at a price of $1.10 per Common Share, subject to acceleration as described herein. If, at any time prior to the Expiry Date, the volume-weighted average trading price of the Common Shares on the TSXV (or such other principal exchange or market where the Common Shares are then listed or quoted for trading) is at least $2.00 per Common Share for a period of 20 trading days, the Company may, at its option, elect to accelerate the Expiry Date to a date (the “Accelerated Expiry Date”) that is not less than 30 days following the date that the Company provides written notice to the holders of the Warrants of the Accelerated Expiry Date.

The net proceeds of the June 2024 Financing will be used by the Company to advance the exploration and development of its past-producing nickel-copper-cobalt sulphide assets in Botswana and for general corporate and working capital purposes. All securities issued under the June 2024 Financing are subject to a hold period of four months plus one day from the date of issuance in accordance with applicable Canadian securities laws and the policies of the TSXV. In connection with the June 2024 Financing, SCP Resource Finance LP (“SCP”), in its capacity as financial advisor to the Company, was paid an advisory fee, which the Company has satisfied by issuing to SCP an aggregate of 1,025,000 Units at a deemed issue price equal to the Issue Price (comprised of 1,025,000 Common Shares and 1,025,000 non-transferable Warrants), and Fort Capital was paid an advisory fee of $250,000, in each case in consideration for providing certain advisory services to the Company in connection with the June 2024 Financing.

The fair value of the Warrants in connection with the June 2024 Financing was calculated using the Monte Carlo model. The fair value of the Warrant issued under the June 14, 2024 and the June 21, 2024 tranches of the June 2024 Financing were estimated at $4,806,732 and $4,359,063, respectively. Gross proceeds raised of $27,499,999 and related issuance costs of $250,000 in cash and the value of $1,087,755 for 1,025,000 Units granted to SCP using below inputs were allocated to the Common Shares and the Warrants based on relative fair values. The key inputs used in the Monte-Carlo model were as follows:

	June 14, 2024	June 21, 2024
Expected dividend yield	0%	0%
Stock price	$0.81	$0.84
Expected share price volatility	83.17%	83.71%
Risk free interest rate	3.23%	3.30%
Expected life of warrant	5 years	5 years

During the year ended December 31, 2023, the Company completed the following financing transactions:

On February 24, 2023, the Company issued 4,437,184 Common Shares at a price of $1.75 per share for gross proceeds of $7,765,072 upon the closing of a brokered private placement (the “February 2023 Financing”). In connection with the February 2023 Financing, the Company: (a) paid to the agents a cash commission of $473,383, equal to 6% of the gross proceeds (other than on certain president’s list purchasers on which a cash commission of 3% was paid); and (b) issued to the agents that number of non-transferable broker warrants of the Company (the “Broker Warrants”) as is equal to 6% of the number of Common Shares sold under the February 2023 Financing (other than on Common Shares issued to president’s list purchasers on which Broker Warrants equal to 3% were issued). Each Broker Warrant is exercisable to acquire one Common Share at an exercise price of $1.75 per Common Share until February 24, 2025. A total of 221,448 broker warrants were issued to the agents under the February 2023 Financing. The fair value of the warrants was estimated at $167,939 using the Black-Scholes Option Pricing Model. Legal fees related the February 2023 Financing of $133,164 were also recorded as a share issuance cost.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024

(Expressed in Canadian dollars)

On June 28, 2023, the Company issued 14,772,000 units at a price of $1.10 per unit to EdgePoint for aggregate gross proceeds of $16,249,200 upon the closing of the 2023 Financing Transactions. Each unit comprises one Common Share of PNRL and 22.5% of one whole common share purchase warrant (each a “Transferable Warrant” and together the “Transferable Warrants”). The total whole number of Transferable Warrants issuable in the Equity Financing is 3,324,000. Each Transferable Warrant may be exercised by the holder thereof to purchase one Common Share at an exercise price of $1.4375 per Common Share for a period of three years. The fair value of the Transferable Warrants was estimated at $1,898,349 using a proportionate allocation method based on the fair value of each component (Common Shares and warrants). The fair value of the warrants is calculated using the Black-Scholes Option Pricing Model while the fair value of the shares is determined by the stock price on the closing date of the Equity Financing times the total number of shares issued.

Fort Capital Partners acted as financial advisor to PNRL on the equity portion of the 2023 Financing Transactions and was paid cash fees of $812,460 by PNRL, equal to 5.0% of the gross proceeds of the equity portion of the 2023 Financing Transactions. Legal fees related to the 2023 Financing Transactions (Note 7) totaled $736,067, of which $240,596 was recorded as share issuance cost.

The fair value of the Transferable Warrants in connection with the February 2023 Financing and the 2023 Financing Transactions were calculated using the following assumptions:

	February 24, 2023	June 28, 2023
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%
Stock price	$1.73	$1.35
Expected share price volatility	77.52%	92.06%
Risk free interest rate	4.28%	4.13%
Expected life of warrant	2 years	3 years

The volatility was determined by calculating the historical volatility of stock prices of the Company over a period as the expected life of the Transferable Warrants using daily closing prices. The formula used to compute historical volatility is the standard deviation of the logarithmic returns.

On December 14, 2023, the company closed an equity and debt financing package of approximately $21.6 million, comprised of a brokered private placement (the “Private Placement”) and amended Term Loan (Note 10). The Private Placement was completed in accordance with the terms of an agency agreement dated December 14, 2023 and entered into by the Company with Cormark Securities Inc. and BMO Capital Markets, as co-lead agents, and Canaccord Genuity Corp., Fort Capital Securities Ltd. and Paradigm Capital Inc. (collectively, the “Agents”). Under the Private Placement, the Company issued an aggregate of 13,133,367 Common Shares at a price of $1.20 per Common Share for aggregate gross proceeds of $15,760,040. In consideration for the services provided by the Agents under the Private Placement, the Company paid to the Agents an aggregate cash commission of $796,983, representing 6% of the gross proceeds of the offering (other than in respect of subscribers included on a president’s list formed by the Company, for which a reduced commission of 3% of the gross proceeds was paid). In connection with the Private Placement, EdgePoint exercised its participation right in respect of the Private Placement (the “Participation Right”) and subscribed for an aggregate of 1,265,800 Common Shares. EdgePoint was granted the Participation Right pursuant to the terms of a subscription agreement between the Company and EdgePoint dated June 28, 2023.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024

(Expressed in Canadian dollars)

b)	Warrants

The following summarizes common share purchase warrant activity for the six months ended June 30, 2024:

	June 30, 2024		December 31, 2023
	Number Outstanding	Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Exercise Price ($)
Outstanding, beginning of the period	6,891,099	1.50	1,098,786	1.96
Issued	36,281,409	1.10	6,595,448	1.46
Exercised	-	-	(100,000)	(1.75)
Expired	(350,000)	(1.75)	(703,135)	(1.80)
Outstanding, end of the period	42,822,508	1.16	6,891,099	1.50

At June 30, 2024, the Company had outstanding common share purchase warrants exercisable to acquire Common Shares as follows:

Warrants Outstanding	Expiry Date	Exercise Price ($)	Weighted Average remaining contractual life (years)
295,651	August 3, 2024	2.40	0.00
221,448	February 24, 2025	1.75	0.00
5,324,000	June 28, 2026	1.44	0.25
700,000	June 28, 2026	1.44	0.03
20,259,614	June 14, 2029	1.10	2.35
16,021,795	June 21, 2029	1.10	1.86
42,822,508			4.49

c)	Stock Options

The Company has adopted a Stock Option Plan (the “Plan”) providing the authority to grant options to directors, officers, employees and consultants enabling them to acquire up to 27,100,000 Common Shares of the Company. Under the Plan, the exercise price of each option shall not be less than the discounted market price on the grant date (where the Common Shares are listed on the TSXV, discounted market price means the last closing price per Common Share on the trading day immediately preceding the day on which the Company announces the grant of the option less the maximum discount permitted under the TSXV Policies applicable to options) and as approved by the Board of directors of the Company (the “Board of Directors”). The options can be granted for a maximum term of ten years.

A summary of option activity under the Plan during the six months ended June 30, 2024 and the year ended December 31, 2023 is as follows:

	June 30, 2024		December 31, 2023
	Number Outstanding	Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Exercise Price ($)
Outstanding, beginning of the period	13,487,921	1.39	10,407,044	1.10
Issued	-	-	3,833,277	1.75
Exercised	(278,100)	(0.86)	(488,900)	(0.49)
Cancelled	(150,000)	(1.75)	(263,500)	(2.40)
Outstanding, end of the period	13,059,821	1.39	13,487,921	1.39

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024

(Expressed in Canadian dollars)

During the year ended December 31, 2023, the Company granted an aggregate of 3,833,277 stock options to employees, directors, officers and consultants with a term of five years. The options have an exercise price of $1.75 per Common Share and vest annually in equal thirds beginning on the first anniversary of the date of grant. As at December 31, 2023, none of the options granted were vested. During the six months ended June 30, 2024, a total of $779,224 (Q2 2023 – Nil) was recorded as share-based payment expense and credited to additional paid-in capital.

The fair value of stock options granted during the year ended December 31, 2023 was determined using the following assumptions:

December 31, 2023
Expected dividend yield	0%
Expected forfeiture rate	0%
Expected share price volatility	87.92%
Risk free interest rate	4.28-4.68%
Expected life of options	3-4 years

Details of options outstanding as at June 30, 2024 are as follows:

Options Outstanding	Options Exercisable	Expiry Date	Exercise Price ($)	Weighted average remaining contractual life (years)
660,000	660,000	February 24, 2025	0.80	0.03
240,000	240,000	August 19, 2025	0.45	0.02
3,320,100	3,320,000	January 26, 2026	0.39	0.40
495,000	495,000	February 25, 2026	1.60	0.06
1,185,750	1,185,750	September 29, 2026	0.91	0.20
998,794	998,794	October 25, 2026	2.00	0.18
2,476,900	2,476,900	January 20, 2027	2.40	0.49
3,683,277	-	August 8, 2028	1.75	1.16
13,059,821	9,376,444			2.54

d)	DSU Plan

Effective December 2022, the Company approved a deferred share unit Plan (the “DSU Plan”) that enables the Company upon approval by the Board of Directors to grant DSUs to eligible non-management directors. The DSU Plan and the grants thereunder were subsequently approved and ratified by shareholders of the Company on September 20, 2023. The DSUs credited to the account of a director may only be redeemed following the date upon which the holder ceases to be a director. Depending upon the country of residence of a director, the DSUs may be redeemed at any time prior to December 15 in the calendar year following the year in which the holder ceases to be a director and may be redeemed in as many as four installments. Upon redemption, the holder is entitled to a cash payment equal to the number of units redeemed multiplied by the five-day volume weighted average price of the Common Shares on that date. The Company may elect, in its sole discretion, to settle the value of the DSUs redeemed in Common Shares on a one-for-one basis, provided shareholder approval has been obtained on or prior to the relevant redemption date.

During the six months ended June 30, 2024, DSUs were granted as follows:

	Number Outstanding	Market Price (1) ($)	Fair Value ($)
DSUs outstanding at December 31, 2023	730,975	1.21	884,481
DSUs granted during the period	662,701	0.85	564,913
Fair value adjustment	-		(320,516)

DSUs outstanding at June 30, 2024	1,393,676	0.81	1,128,878

(1)	Under the DSU Plan, Market Price is the volume weighted average price on the TSXV for the last five trading days immediately preceding the grant date.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024

(Expressed in Canadian dollars)

During the six months ended June 30, 2024, the DSU compensation was $244,397 net of fair value adjustment and was recorded as share based compensation (Q2 2023 - $306,405).

The DSUs were classified as a derivative financial liability that should be measured at fair value, with changes in value recorded in profit or loss. The fair value of the DSUs was determined by the volume weighted average price on the TSXV for the last five trading days of each reporting period. As at June 30, 2024, the Company reassessed the fair value of the DSUs at $1,128,878 and recorded the amount as a DSUs liability (December 31, 2023 - $884,481).

12. RELATED PARTY TRANSACTIONS

The following amounts due to related parties are included in trade payables and accrued liabilities (Note 6).

	June 30, 2024 $	December 31, 2023 $

Directors and officers of the Company	169,667	93,795
	169,667	93,795

These amounts are unsecured, non-interest bearing and have no fixed terms of repayment.

(a)	Related party transactions

As a result of the 2023 Financing Transactions on June 28, 2023 and December 14, 2023, Cymbria and certain other funds managed by EdgePoint (the “Financing Parties”) acquired a total of 16,037,800 Common Shares, representing approximately 10.7% of the Company’s issued and outstanding Common Shares. The Financing Parties also acquired on closing of the Financing Transactions an aggregate of 6,024,000 warrants with an expiration date of June 28, 2026 and an exercise price of $1.4375 which, if exercised, together with the Common Shares acquired at closing would result in the Financing Parties holding approximately 14.2% of the Common Shares in the aggregate (calculated on a partially-diluted basis). As a result of the closing of the 2023 Financing Transactions, the Financing Parties became related parties of PNRL.

During the six months ended June 30, 2024, the Company paid interest of $1,038,412 to the Financing Parties (June 30, 2023 – Nil).

In connection with the June 2024 Financing, EdgePoint subscribed for 7,692,307 Units at $0.78 per Unit for gross proceeds of approximately $6 million. As of June 30, 2024, EdgePoint beneficially owns 23,833,224 Common Shares and 13,716,307 Warrants, representing approximately 12.8% of the issued and outstanding Common Shares (approximately 18.8% on a partially diluted basis assuming the exercise of all warrants held by EdgePoint). Notwithstanding the foregoing, all warrants issued to EdgePoint as part of the June 2024 Financing include customary restrictions providing that EdgePoint will not exercise such number of warrants so as to bring its undiluted share ownership percentage above 20.0% of the Company’s issued and outstanding Common Shares without obtaining the requisite shareholder and TSXV approval.

In connection with the June 2024 Financing, certain insiders of the Company subscribed for an aggregate of 1,389,140 Units for gross proceeds of $933,530.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024

(Expressed in Canadian dollars)

(b)	Key management personnel is defined as members of the Board of Directors and senior officers.

Key management compensation was related to the following:

	June 30, 2024 $	June 30, 2023 $
Management fees	1,569,500	1,630,663
Corporate and administration expenses	200,000	121,182
	1,769,500	1,751,845

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

On June 30, 2024 and December 31, 2023, the fair value of cash and cash equivalents and DSUs is based on Level 1 measurements.

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

The Company primarily operates in Canada, Barbados and Botswana and undertakes transactions denominated in foreign currencies such as the United States dollar and Botswana Pula, and consequently is exposed to exchange rate risks. Exchange rate risks are managed by matching levels of foreign currency balances and related obligations and by maintaining operating cash accounts in non-Canadian dollar currencies.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024

(Expressed in Canadian dollars)

Foreign currency denominated financial assets and liabilities which expose the Company to currency risk are disclosed below. The amount shown are those reported and translated into CAD at the closing rate.

	Short-term exposure		Long-term exposure
	USD $	BWP $	BWP $

June 30, 2024
Financial assets	3,009,264	9,599,663	63,088,957
Financial liabilities	(1,696,671)	(1,935,517)	(961,138)
Total exposure	1,312,593	7,664,146	62,127,819

	Short-term exposure		Long-term exposure
	USD $	BWP $	BWP $

December 31, 2023
Financial assets	2,576,180	755,386	54,082,922
Financial liabilities	(501,458)	(4,851,201)	(3,508,714)
Total exposure	2,074,722	(4,095,815)	50,574,208

The following table illustrates the sensitivity of net loss in relation to the Company’s financial assets and financial liabilities and the USD/CAD exchange rate and BWP/CAD exchange rate, all other things being equal. It assumes a +/- 5% change of the USD/CAD and BWP/CAD exchange rates for the six months ended June 30, 2024 and the year ended December 31, 2023, respectively.

If the CAD strengthened against the USD and BWP by 5%, respectively (December 31, 2023 – 5%), it would have had the following impact:

	Short-term exposure		Long-term exposure
	USD $	BWP $	Total $	BWP $
June 30, 2024	65,630	383,207	448,837	3,106,391
December 31, 2023	103,736	(204,791)	(101,055)	2,528,710

If the CAD weakened against the USD and BWP by 5%, respectively (December 31, 2023 – 5%), it would have had the following impact:

	Short-term exposure		Long-term exposure
	USD $	BWP $	Total $	BWP $
June 30, 2024	(65,630)	(383,207)	(448,837)	(3,106,391)
December 31, 2023	(103,736)	204,791	101,055	(2,528,710)

The higher foreign currency exchange rate sensitivity in profit at June 30, 2024 compared with December 31, 2023 is attributable to increased balances in financial assets and liabilities and fluctuations in foreign exchange rates, BWP and USD in relation to CAD.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024

(Expressed in Canadian dollars)

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

The Company will defer discretionary expenditures, as required, in order to manage and conserve cash required for current liabilities.

The following table shows the Company’s contractual obligations as at June 30, 2024:

	Less than 1 year $	1 - 2 years $	2 - 5 years $	Total $
Trade payables and accrued liabilities	3,954,337	-	-	3,954,337
Vehicle financing	74,723	95,054	21,176	190,953
Term Loan	2,088,235	22,970,588	-	25,058,823
Lease liabilities	1,306,906	-	-	1,306,906
	7,424,201	23,065,642	21,176	30,511,019

DSUs liability and provision for leave and severance are not presented in the above liquidity analysis as management considers it is not practical to allocate the amounts into maturity groupings.

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

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024

(Expressed in Canadian dollars)

	June 30, 2024 $	December 31, 2023 $
Shareholder’s equity (deficit)	18,665,572	9,745,686
Vehicle financing	190,953	236,124
Lease liabilities	1,306,906	1,611,143
Term Loan	18,448,467	17,956,423
	38,611,898	29,549,376
Cash	(28,081,517)	(19,245,628)
	10,530,381	10,303,748

15. SEGMENTED INFORMATION

The Company operates in one reportable operating segment being that of the acquisition, exploration and evaluation of mineral properties in three geographic segments being Botswana, Barbados and Canada. The Company’s geographic segments are as follows:

	June 30, 2024 $	December 31, 2023 $
Current assets
Canada	25,676,501	15,894,177
Barbados	2,936,962	104,024
Botswana	2,240,469	4,892,707
Total	30,853,932	20,890,908

	June 30, 2024 $	December 31, 2023 $
Property, plant and equipment
Canada	7,876	8,726
Botswana	7,973,281	8,479,773
Total	7,981,157	8,488,499

	June 30, 2024 $	December 31, 2023 $
Exploration and evaluation assets
Botswana	8,699,085	8,594,798

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024

(Expressed in Canadian dollars)

16. CONTINGENT LIABILITIES

There are no environmental liabilities associated with the Selebi Assets and the Selkirk Assets as at the acquisition dates as all liabilities prior to the acquisitions are the responsibility of the sellers, BCL and TNMC, respectively. The Company has an obligation for the rehabilitation costs arising subsequent to the acquisitions. As of June 30, 2024, management is not aware of or anticipating any contingent liabilities that could impact the financial position or performance of the Company related to its exploration and evaluation assets.

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

17. GENERAL AND ADMINISTRATIVE EXPENSES

Details of the general and administrative expenses are presented in the following table:

	June 30, 2024 $	June 30, 2023 $
Advisory and consultancy	47,337	441,559
Consulting fees	130,649	145,325
Filing fees	270,702	231,551
General office expenses	724,180	556,623
Insurance	328,675	381,013
Investor relationships	287,217	285,362
Management fee	1,569,500	1,630,663
Professional fees	615,524	642,689
Salaries and benefits	369,025	-
Total	4,342,809	4,314,785

18. SPARE PARTS

Details of the movements in relation to spare parts are presented in the following table:

	June 30, 2024 $	December 31, 2023 $

Spare parts, beginning of the period	212,135	-
Additions	1,091,044	212,135
Utilization	(98,733)	-
Spare parts, end of the period	1,204,446	212,135

Spare parts relate to spares to drilling equipment and underground equipment located at the mines in Botswana which are critical for the continued operations of the mines in the event that certain components become worn or inoperable. Spare parts are held in reserve at the mine site and consumed when placed into service.

19. SUBSEQUENT EVENTS

On August 14, 2024, the Company granted to certain directors, officers, employees and/or consultants of the Company and/or its subsidiaries an aggregate of 3,110,000 stock options of the Company pursuant to the stock option plan of the Company. The options have an exercise price of $1.10 per share and a five-year term from the date of grant, and vest annually in equal thirds beginning on the date of grant.

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

The following management’s discussion and analysis (this “MD&A”) should be read in conjunction with the unaudited condensed interim consolidated financial statements of the Company and accompanying notes thereto for the quarters ended June 30, 2024 and 2023 (the “Quarterly Financial Statements”). This MD&A is intended to assist the reader to assess material changes in the financial condition of the Company during the quarter ended June 30, 2024, and the results of operations of the Company for the three-month and six-month periods ended June 30, 2024 and June 30, 2023. The Quarterly Financial Statements and the financial information contained in this MD&A were prepared in accordance with US GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

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

PNRL is headquartered in Toronto, Ontario, Canada and is publicly traded on the TSX Venture Exchange under the symbol “PNRL”.

Summary of Activities

In 2023, PNRL commenced its Phase 2 drill program undertaking a combination of resource and continued exploration drilling at the Selebi Mines to demonstrate the size potential of the Selebi Mines mineral system, with the aim of establishing an initial mineral resource estimate (the “Initial MRE”) on the Selebi Mines that will serve as the basis for future engineering studies. The resource drilling at the Selebi Mines commenced underground from the Selebi North infrastructure in August 2023 and is currently ongoing with three drills turning. Assay results for completed holes are released as they are received and confirmed by the Company. The Company sees significant potential for expanding the 2016 historic estimate.

The Company reported results of the Initial MRE on August 8, 2024 for the Selebi Mines in accordance with Canadian standards. The Initial MRE reflects a significant expansion of the 2016 historic estimate. During the second quarter and up to August 13, the Company has drilled approximately 18,982 metres in 39 holes at Selebi North, which have not been accounted for in the Initial MRE and for which assays are still pending, or recently received and pending imminent disclosure.

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

The Company plans to include drilling, geoscience and metallurgical work to support a MRE in respect of the Selkirk Mine, anticipated to be delivered in Q4 2024. In 2023, the Company completed test work to evaluate an alternative ore processing and tailings management strategy to those used in previous economic studies, the results of which are set forth in the Selkirk Technical Report (as defined herein).

For more information relating to the exploration and evaluation activities conducted on the Selebi Mines and Selkirk Mine, please see “Exploration and Evaluation Activities” below.

Highlights and Key Developments to date in 2024:

●	On January 1, 2024, James Gowans was appointed as the Chair of the Board of Directors.

●	The Company continued its Phase 2 Selebi North drilling program, which commenced August 9, 2023. In aggregate, the Company has drilled a total of 35,246 metres in 92 drill holes, at the time of the May 16, 2024 press release.

●	Since January 1, 2024, the Company reported assay results from a total of 33 drill holes, pursuant to press releases from January 18 to June 26, 2024, see the table under “Selebi Mines, Botswana - Exploration Activities”, all of which are available on the Company’s website www.premiumnickel.com. The Company’s website is not incorporated in this Report.

Assay results included:

●	15.30 metres of 2.96% NiEqa reported January 18, 2024;

●	30.45 metres of 2.88% NiEq and 9.55m of 3.94% NiEq reported on January 30, 2024;

●	102.80 metres of 2.23% NiEq reported on February 13, 2024;

●	110.75 metres of 2.56% NiEq reported on February 26, 2024;

●	17.55 metres of 3.28% NiEq reported on May 16, 2024; and

●	52.45 metres of 2.02% NiEq and 35.60 metres of 2.45% NiEq on June 26, 2024.

●	On June 14 and June 21, 2024, the Company closed two tranches of a non-brokered private placement offering of units of the Company (the “Units”). pursuant to which the Company issued a total of 35,256,409 Units at a price of $0.78 per Unit for gross proceeds of approximately $27.5 million (the “June Financing”). For a more detailed summary of the June Financing, see “Liquidity — Financings”.

●	On June 24, 2024, Norman MacDonald was appointed to the Board of Directors.

●	On August 8, 2024, PNRL announced its Initial MRE for the Selebi Mines, which mineral resource estimate was prepared in accordance with Canadian requirements.

Exploration and Evaluation Activities

The following table outlines the key milestones, estimated timing and costs of each of the Company’s material projects, the Selebi Mines and the Selkirk Mine, based on the Company’s reasonable expectations and intended courses of action and current assumptions and judgement, with information based as of June 30, 2024.

Key Milestones for Project	Expected Timing of Completion	Anticipated Remaining Costs(1)
Selebi Mines(2)
Ongoing drilling and assays(3)	Ongoing, costs to September 2024	$1,140,000
Care and maintenance costs	Ongoing costs to September 2024	$600,000
Engineering and development	Ongoing costs to September 2024	$910,000
MRE for Selebi Mines(4)	September 2024	$40,000
Selkirk Mine(5)
Geology & Geophysics	Ongoing costs to September 2024	$10,000
MRE for Selkirk Mine	Ongoing costs to September 2024	$300,000

Notes:

(1)	June 30, 2024.

(2)	The key milestones are to take the Selebi Mines to an updated MRE, which would mark the completion of the Phase I work program as envisioned in the Selebi Technical Report (defined below) and to commence Phase 2 which will gear towards a preliminary economic assessment for the project. Please refer to the Selebi Technical Report, including the recommendations provided therein, for more details.

(3)	The Company has completed the exploration and infill drilling (15,074 metres) as contemplated in Phase 1 of the work program in the Selebi Technical Report. This constitutes a Phase 2 drilling program, with the additional drilling and assays required to advance the Selebi Mines toward a current MRE. For more details, see “Selebi Mines, Botswana – Exploration Activities”.

(4)	Total costs relating to an MRE for the Selebi Mines are approximately $150,000. Approximately $110,000 has been spent as at June 30, 2024. This represents the additional expected costs to complete an MRE for the project.

(5)	The Company will be focusing its exploration and evaluation activities on the Selebi Mines until an updated MRE is completed for the Selebi project. Expenditures contemplated for the Selkirk Mine are minimal and contingent on additional financing. The contemplated geology and geophysics work represented here is a portion of the geology and geophysics work program outlined in the Selkirk Technical Report which is required to advance the project towards an MRE and meet exploration commitments on the prospecting licences. The costs for the MRE are data verification costs that include a resampling program.

Readers are cautioned that the above represents the opinions, assumptions and estimates of management considered reasonable at the date the statements are made and are inherently subject to a variety of risks and uncertainties and other known and unknown factors that could cause actual events or results to differ materially from those described above.

Mineral Properties

The information relating to the Selebi Mines is derived from, and in some instances is an extract from, the technical report summary entitled “Technical Report Summary on the Selebi Mines, Central District, Republic of Botswana” dated June 27, 2024 (with an effective date of May 31, 2024) prepared for the Company by SLR (as defined herein) (the “Selebi Technical Report”), prepared in compliance with the SEC’s Modernization of Property Disclosures for Mining Registrants set forth in subpart 1300 of Regulation S-K (the “SEC Mining Rules”).

The information relating to the Selkirk Mine is derived from, and in some instances is an extract from, the technical report summary entitled “Technical Report Summary on the Selkirk Nickel Project, North East District, Republic of Botswana” dated June 27, 2024 (with an effective date of May 31, 2024) prepared for the Company by SLR (the “Selkirk Technical Report”), prepared in compliance with the SEC Mining Rules.

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

The Selebi Mines consists of a single mining licence covering an area of 11,504 hectares. The mining licence is centred approximately at 22°03’00”S and 27°47’00”E.

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

Exploration

Exploration work completed at the Selebi Mines from 2021 to August 2024 consisted of the sourcing and digitization of existing historical information, confirming collar and down hole location information of selected historical holes, and drilling. PNRL also completed gyro, electromagnetic surveys (“BHEM”), televiewer, and downhole physical property surveys on selected high priority historical and recent exploration holes. A focused structural model over a portion of the Selebi deposit was developed by SRK Consulting Ltd. (“SRK”), and a 3D model of mineralization for use in targeting was created at Selebi North by SLR.

Early due diligence work in 2019 highlighted an off-hole BHEM anomaly in a 2010 drill hole located down-plunge of the Selebi deposit. The collection of new gyro data confirmed that the off-hole anomaly lies at the downdip edge of the modelled Selebi mineralization which was intersected by a drill hole which reported an estimated true thickness interval of 38.5m averaging 1.58% Ni and 2.44% Cu, including 21.4m of 2.34% Ni and 3.39% Cu. This drill hole intersection is located approximately 300m down plunge of the existing mine workings and approximately 1,200m below surface and provides support to the potential establishment of mineral resources at depth at the Selebi deposit.

Selebi North mineralization is also open at depth, and additional potential to establish mineral resources occurs there. Given the basin structure, it is possible that the Selebi North mineralization extends at depth and flattens to the south, while also potentially extending southward.

In August 2023, an underground drilling program at Selebi North was initiated, and is currently active with three drills turning. As of August 13, 2024, a total of 49,271 metres has been completed in 121 holes, with 3 of those holes currently in progress. The core is sampled and sent to ALS Chemex in Johannesburg for analysis. Assay results are reported as they are received. All holes are surveyed with a gyro instrument and selected holes are surveyed with borehole EM. To date, a total of 35 underground holes have been surveyed. On August 8, the Company published summary results for the Initial MRE prepared in accordance with Canadian standards at the Selebi Mines.

Mineral Processing and Metallurgical Testing

The historical BCL operations consisted of an integrated mining, concentrating and smelting complex which operated for over 40 years over the Selebi Phikwe project area. The smelter processed Selebi and Phikwe concentrates and toll treated nickel concentrates received from the Nkomati Nickel Mine and the Phoenix Mine. The concentrator plant and smelter were placed on care and maintenance in 2016 and are located adjacent to the Selebi Mines at the historical Phikwe Mine.

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

The Selkirk Mine is accessed year-round via paved and gravel roads from Gaborone and Francistown. The Selkirk Mine infrastructure includes relict surface infrastructure supporting the historical underground mine, and the original decline. The Selkirk Mine is quite flat, and beyond the mine footprint is covered in grassland with dispersed and clustered trees typical of a tree savanna biome.

The Selkirk Mine consists of a single mining licence covering an area of 1,458 hectares (14.58 km2) and four prospecting licences covering a total of 12,670 hectares (126.7 km2). The mining licence, 2022/7L, is centred approximately at 21°19’13” S and 27°44’17” E and is held by PNGPL, a subsidiary of PNRL. The mining licence was renewed for ten years commencing on May 27, 2022, ending on May 26, 2032. The four prospecting licences (PL050/2010, PL051/2010, PL210/2010, and PL071/2011) are valid for a period of two years effective from October 1, 2022.

Exploration

Exploration work completed by PNRL to date has consisted of the sourcing and digitization of existing historical information, confirming collar location information on selected historical holes, re-logging selected drill core, sampling mineralized drill core found untouched on surface, and submitting a number of samples for proof-of-concept metallurgical testing. PNRL has engaged SLR to complete a MRE. Following the data verification exercise, the Company has resampled core from 14 holes with the intention of reporting an updated MRE at the Selkirk Mine in the future. Exploration programs have also been ongoing at the Prospecting Licences located adjacent to the Selkirk Mining Licence, with a differential Global Positioning System of seven historical drillhole collars and two surface electromagnetics surveys completed in Q2 2024.

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

The three mineral exploration licences (“MEL”), 2011/54, 2012/28 and 2018/21, had sufficient accrued work credits to keep the property in good standing until December 2023, at which time a reduction in the size of 2011/54 and 2012/28 was required. An application for the renewal and reduction of MEL 2012/28 was approved and the licence area has been reduced and renewed to December 31, 2026. The reduction of MEL 2012/28 from 265 km2 to 110.9 km2 has no material impact on potential for discovery of an economic deposit as all known mineral prospects are retained. The application for the reduction of 2011/54 from 2,747 km2 to 2,182 km2 was submitted and approved by the Greenland authority. This reduction has no material impact as all of the high priority mineral occurrences are retained. MEL2011/54 expires in December 31, 2025. MEL 2018/21 and prospecting licence 2020/05 are in effect until December 31, 2024.

Exploration Activities

No exploration work was carried out in Greenland in 2023 or to date in 2024. Remaining targets were reviewed and prioritized in preparation for a potential field program in 2023, which was deferred. A quote was received in Q2 2023 for computer assisted target generation.

During the six months ended June 30, 2024, the Company incurred $69,610 in site administration on the Maniitsoq property, which is comprised of the Sulussugut, Ininngui, Carbonatite and 2020/05 licences. These expenditures were recorded as general exploration expense in the consolidated statements of comprehensive loss. No material expenditures or activities are contemplated on the Maniitsoq property at this time.

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

No exploration work was completed to date in 2024 on the Post Creek Property. The claims have sufficient work credits to keep them in good standing until 2025. No material expenditures or activities are contemplated on the Post Creek property at this time.

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

No exploration work was completed on the Halcyon Property to date in 2024. The claims are in good standing through 2025. No material expenditures or activities are contemplated on the Halcyon property at this time.

During the six months ended June 30, 2024, the Company incurred $26,106 in site administration costs related to the Post Creek and, Halcyon properties.

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

No work was carried out on the Quetico property to date in 2024. The last remaining claims expired on April 26, 2024.

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

As at June 30, 2024, the Company had working capital of $ 25,273,813 (FY 2023 – $14,999,619) and reported an accumulated deficit of $123,707,188 (FY 2023 – $104,566,816).

As at June 30, 2024, the Company had $ 28,081,517 in available cash (FY 2023 – $19,245,628). There are no sources of operating cash flows. Given the Company’s current financial position and the ongoing exploration and evaluation expenditures, the Company will need to raise additional capital through the issuance of equity or other available financing alternatives to continue funding its operating, exploration and evaluation activities, and re-development of the mineral properties. Although the Company has been successful in its past fund-raising activities, there is no assurance as to the success of future fundraising efforts or as to the sufficiency of funds raised in the future.

Selected Financial Information

The following amounts are derived from the Company’s unaudited condensed interim consolidated financial statements prepared under US GAAP.

	Six months ended June 30,
In Canadian dollars, except number of shares issued and shares outstanding	2024	2023
Net (loss)	(19,140,372)	(14,514,679)
Basic (loss) per share	(0.12)	(0.12)
Dividend declared	-	-
Additional paid-in capital	143,847,771	101,119,143
Common Shares outstanding	185,708,588	135,730,527
Weighted average shares outstanding	152,199,879	119,773,438
Total assets	47,534,174	35,249,318
Investment in exploration and evaluation assets	61,382,140	39,583,472
Current liabilities	5,580,119	4,839,540
Non-current financial liabilities	23,288,483	17,884,936

The net loss of $19,140,372 in Q2 2024 was higher by $4,625,693 compared to the same period in 2023 with a net loss of $14,514,679. The greater loss in Q2 2024 was largely due to increased exploration activities relating to the Botswana assets, the interest expense of the Term Loan and an increase in share-based payments.

Total Assets

Total assets as at June 30, 2024 increased by $12,284,856 from same 6-month period at the end of Q2 2023. The change is mainly attributable to an increase in cash and spare parts of $ 6,473,625 and $992,311, respectively, as well as an increase in property, plant and equipment of $3,858,824.

Investment in Exploration and Evaluation Assets

Investment in exploration and evaluation assets in Q2 2024 and Q2 2023 is related to the acquisition of the Selebi Mines and the Selkirk Mine, the cost of which were capitalized, and the exploration and evaluation activities, the costs of which were expensed as incurred as the assets are still in the exploration and pre-development stage. As at June 30, 2024, the recorded amount of investment in the Company’s exploration and evaluation assets, including capitalized and expensed, totaled $61,382,140 compared to $39,583,472 as at June 30, 2023. Principal factors contributing to this change were increased exploration and evaluation activities on the Botswana assets in Q2 2024 relative to Q2 2023.

Current and Non-Current Liabilities

Current liabilities as at June 30, 2024 increased by $740,579 from Q2 2023 due to an increase in trade payables and accrued liabilities. Non-current liabilities as at June 30, 2024 increased by $5,403,547 from Q2 2023 as a result of the additional principal amount of the Term Loan.

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

The following table summarizes the Company’s Statement of Comprehensive Loss for the three- and six-month periods ended June 30, 2024 and June 30, 2023.

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

EXPENSES
General and administration expenses	2,390,873	2,457,373	4,342,809	4,314,785
Depreciation	369,674	43,998	733,902	89,760
General exploration expenses	5,547,764	4,906,504	11,279,762	8,922,345
Interest and bank charges	8,340	46,798	16,274	96,737
Share-based payment	389,612	-	779,224	-
DSUs granted	283,664	174,946	564,913	322,405
Fair value movement of DSUs	(93,914)	(25,833)	(320,516)	(16,000)
Net foreign exchange loss	147,989	73,487	214,002	103,903
Operating loss	9,044,002	7,677,273	17,610,370	13,833,935

Interest income	(21,155)	(3,411)	(453)	(13,088)
Interest and financing cost	770,345	473,045	1,530,455	693,832
NET LOSS FOR THE PERIOD	9,793,192	8,146,907	19,140,372	14,514,679

OTHER COMPREHENSIVE LOSS
Exchange differences on translation of foreign operations	(392,697)	447,538	(255,460)	719,875

TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	9,400,495	8,594,445	18,884,912	15,234,554

Three Months Ended June 30, 2024 and June 30, 2023

The Company incurred a net loss of $9,793,192 in Q2 2024, higher by $1,646,285 compared to a net loss of $8,146,907 for Q2 2023.

The higher net loss in Q2 2024 was due to higher expenditures in Q2 2024 compared to Q2 2023 as outlined below:

●	Depreciation expense of $369,674 in Q2 2024 was higher by $325, 676 compared to $43,998 in Q2 2023 due to an increase in property, plant and equipment towards the end of 2023 which started to depreciate in Q1 2024.

●	General exploration expenses of $5,547,764 during Q2 2024 were higher by $621,260 compared to $4,906,504 in Q2 2023. The exploration and evaluation expenditures on the Botswana assets were increased in Q2 2024 with increased activities at the operating sites during the quarter.

●	Share-based payment in Q2 2024 was $389,612 compared to nil in Q2 2023.

●	Deferred share unit (“DSU”) compensation (net of fair value movement) was $189,750 during Q2 2024 and was higher by $40,637 compared to $149,113 during Q2 2023. The total value of DSUs granted in Q2 2024 was higher than in Q2 2023, due to an increase in the number of directors on the Board of Directors, with the increase partially offset by the drop in the fair value of outstanding DSUs due to a decrease in the Company’s share price.

●	Foreign exchange loss totaled $147,989 in Q2 2024 and was higher by $74,502 compared to $73,487 in Q2 2023. The loss in Q2 2024 was due to an overall weakening of the Botswana Pula against the Canadian dollar and the Canadian dollar weakening against United States dollar.

●	Interest and financing costs were $770,345 in Q2 2024 and were higher by $297,300 compared to $473,045 in Q2 2023. The higher interest costs related to the Term Loan as well as the interest charged on the lease liabilities associated with the acquisition of the Syringa Lodge and the purchase of drilling equipment.

The higher loss in Q2 2024 was partially offset by the lower general and administrative expenses in Q2 2024 compared to Q2 2023. General and administrative expenses of $2,390,873 were lower by $66,500 compared to $2,457,373 in Q2 2023.

Six Months Ended June 30, 2024 and June 30, 2023

The Company incurred a net loss of $19,140,372 during the six-month period ended June 30, 2024 (“YTD 2024”), higher by $4,625,693 compared to a net loss of $14,514,679 for the same period in 2023 (“YTD 2023”).

The higher net loss in YTD 2024 was due to higher expenditures in YTD 2024 compared to YTD 2023 as outlined below:

●	General exploration expenses were $11,279,762 in YTD 2024 and were higher by $2,357,417 compared to $8,922,345 in YTD 2023. The key exploration and evaluation expenditures relate to the Botswana assets. Drilling and related operating site activities increased significantly in YTD 2024 with increased activities at the operating sites during the second quarter in 2024 compared to the same period in the prior year.

●	Depreciation expense was $733,902 in YTD 2024 and was higher by $644,142 compared to $89,760 in YTD 2023. The increase in depreciation in 2024 was due to an increase in property, plant and equipment acquired towards the end of 2023 which started to depreciate during 2024.

●	Share-based payment in YTD 2024 was $779,224 compared to nil in YTD 2023.

●	Foreign exchange loss totaled $214,002 in YTD 2024 and was higher by $110,099 compared to $103,903 in YTD 2023. The loss in YTD 2024 was due to an overall weakening of the Botswana Pula against the Canadian dollar and the Canadian dollar weakening against the United States dollar.

●	Interest and financing costs were $1,530,455 in YTD 2024 and were higher by $836,623 compared to $693,832 in YTD 2023. The higher interest costs related to the Term Loan as well as the interest charged on the lease liabilities associated with the acquisition of the Syringa Lodge and the purchase of drilling equipment.

●	General and administrative expenses of $4,342,809 during YTD 2024 were slightly higher by $28,014 compared to $4,314,785 in YTD 2023.

The higher loss in YTD 2024 was partially offset by the lower DSU compensation in YTD 2024 compared to YTD 2023. DSU compensation (net of fair value movement) was $244,397 during YTD 2024 and was lower by $62,008 compared to $306,405 during YTD 2023. The decrease is attributed to a fair value movement. The total value of DSUs granted in YTD 2024 was higher than in YTD 2023, due to an increase in the number of directors on the Board of Directors, with the increase partially offset by the drop in the fair value of outstanding DSUs due to a decrease in the Company’s share price.

Cash Flows

The following table summarizes the cash flows:

	Three months ended June 30,		Six month ended June 30
	2024 ($)	2023 ($)	2024 ($)	2023 ($)
Cash flows
Operations	(8,453,330)	(7,735,074)	(16,628,017)	(13,602,186)
Working capital items	213,699	(1,026,892)	(1,134,069)	(1,120,928)
Operating activities	(8,239,631)	(8,761,966)	(17,762,086)	(14,723,114)
Investing activities	(43,181)	(391,031)	(128,277)	(1,391,031)
Financing activities	27,142,286	24,978,176	26,826,166	32,216,791
Increase (decrease) in cash before effects of currency translation for foreign operations	18,859,474	15,825,179	8,935,803	16,102,646
Effects of currency translation on cash	(144,778)	468,466	(99,914)	342,255
Increase (decrease) in cash	18,714,696	16,293,645	8,835,889	16,444,901
Cash – beginning of period	9,366,821	5,314,247	19,245,628	5,162,991
Cash – end of period	28,081,517	21,607,892	28,081,517	21,607,892

Operating Activities

Net cash used in operating activities was $8,239,631 in Q2 2024 compared to $8,761,966 in Q2 2023. The cash used in operations in Q2 2024 decreased by $522,335, mainly driven by an increase in cash operating costs as a result of increasing operating activities in Botswana, which was more than offset by a higher working capital in Q2 2023.

Net cash used in operating activities in YTD 2024 was $17,762,086 compared to $14,723,114 in YTD 2023. The increase in net cash used in operating activities during YTD 2024 was mainly driven by an increase in cash operating costs as a result of increasing operational activities in Botswana.

Investing Activities

Key investing activities relate to the acquisition of property, plant and equipment. During Q2 2024, investing activities totaled $43,181 compared to $391,031 in Q2 2023. In YTD 2024, investing activities totaled $128,277 compared to $1,391,031 in YTD 2023, lower by $1,262,754. The higher spending in Q2 2023 and YTD 2023 was related to the purchase of tools and parts for the three drills which were leased in 2023.

Financing Activities

Cash flows generated in financing activities amounted to $27,142,286 in Q2 2024 compared to $24,978,176 in Q2 2023. The increase in cash flows in Q2 2024 compared to Q2 2023 was due to higher net proceeds from a non-brokered private placement completed in June 2024 for a total of $27.5 million, compared to net proceeds of $25 million from a financing in June 2023 including the repayment of the Promissory Note in Q2 2023.

Cash flows generated in financing activities during YTD 2024 was $26,826,166, lower by $5,390,625 compared to $32,216,791 in YTD 2023. The Company closed two financing during the first six months of 2023, in February and in June 2023, for aggregate proceeds of $40M, compared to $27.5M received in the first six months of 2024 from the non-broker private placement completed in June 2024. The Company repaid the promissory note from Pinnacle Island LP for $7.3M with the proceeds from the financing in YTD 2023.

Financial Position

The following information regarding the financial position of the Company as at June 30, 2024 and December 31, 2023 is derived from the Company’s unaudited condensed interim consolidated financial statements for the six months ended June 30, 2024 and the audited consolidated financial statements for the year ended December 31, 2023.

	As at June 30, 2024	As at December 31, 2023
ASSETS
Cash	28,081,517	19,245,628
Other current assets	2,772,415	1,645,280
Exploration and evaluation assets	8,699,085	8,594,798
Property, plant and equipment	7,981,157	8,488,499
TOTAL ASSETS	47,534,174	37,974,205

LIABILITIES
Trade payables and accrued liabilities	4,273,213	4,280,146
Lease liabilities	1,306,906	1,611,143
Vehicle financing	190,953	236,124
Provision for leave and severance	770,185	510,202
Term Loan	18,448,467	17,956,423
DSUs liability	1,128,878	884,481
Net smelter return option liability	2,750,000	2,750,000
TOTAL LIABILITIES	28,868,602	28,228,519

SHAREHOLDERS’ EQUITY
Preferred shares	31,516	31,516
Additional paid-in capital	143,874,771	116,069,973
Deficit	(123,707,188)	(104,566,816)
Foreign currency translation reserve	(1,533,527)	(1,788,987)
TOTAL SHAREHOLDERS’ EQUITY	18,665,572	9,745,686
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	47,537,174	37,974,205

The Company’s cash balance on June 30, 2024 increased from the amount on December 31, 2023, primarily due to the financing in June 2024 as described in the “Liquidity” section under “Financing”.

Other current assets increased by $1,127,135 due to the purchase of critical spare parts during Q2 2024 and trade payables and accrued liabilities slightly decreased by $7,203 as at June 30, 2024 compared to the amounts as at December 31, 2023.

The slight decrease in exploration and evaluation assets was primarily due to foreign currency exchange fluctuation. Property, plant and equipment decreased by $507,342 as of June 30, 2024 compared to $8,488,499 as at December 31, 2023 as a result of depreciation.

The Company’s lease liabilities were $1,306,906 as at June 30, 2024, lower by $304,237 compared to $1,611,143 as at December 31, 2023, due to lease payments made in Q2 2024.

The increase in the Term Loan by $492,044 was attributed to the accretion of the value of the warrants issued in connection with the Term Loan. The increase in paid-in capital by $27,804,798 is mainly driven by the financings that closed on June 14, 2024 and June 21, 2024.

Liquidity

Capital Resources

For the three months ended June 30, 2024, the Company incurred a loss of $9,793,192 and reported an accumulated deficit of $123,707,188 as at June 30, 2024 (FY 2023 – $104,566,816). At the end of Q2 2024, the Company required additional funds to continue its planned operations and meet its future obligations, commitments and forecasted expenditures through June 30, 2025. Management is aware, in making its assessment, of material uncertainties related to events and conditions that may cast a substantial doubt upon the Company’s ability to continue as a going concern, and accordingly, the appropriateness of the use of accounting principles applicable to a going concern. The accompanying Financial Statements do not reflect the adjustments to the carrying values of assets and liabilities, expenses and financial position classifications that would be necessary if the going concern assumption was not appropriate. These adjustments could be material. In assessing whether a going concern assumption is appropriate, management considers all available information about the future, which is at least, but not limited to, twelve months from the end of the reporting period.

Going Concern

As at June 30, 2024, the Company had $28,081,517 in available cash (FY 2023 – $19,245,628). There are no sources of operating cash flows. Given the Company’s current financial position and the ongoing exploration and evaluation expenditures, the Company will need to raise additional capital through the issuance of equity or other available financing alternatives to continue funding its operating, exploration and evaluation activities, and re-development of the mineral properties. Although the Company has been successful in its past fund-raising activities, there is no assurance as to the success of future fundraising efforts or as to the sufficiency of funds raised in the future.

Financings

During the six months ended June 30, 2024, the Company completed the following financing transactions:

On June 14, 2024, the Company closed the first tranche of a non-brokered private placement offering (the “June 2024 Financing”), pursuant to which the Company issued an aggregate 19,234,614 units of the Company (the “Units”) at a price of $0.78 per Unit (the “Issue Price”) for aggregate gross proceeds of $15,002,999. Each Unit is comprised of one common share of the Company (each, a “Common Share”) and one common share purchase warrant of the Company (each, a “Warrant”).

On June 21, 2024, the Company closed the second tranche of the June 2024 Financing and issued an additional 16,021,795 Units at the Issue Price for gross proceeds of $12,497,000. Together with proceeds from the first tranche, the total size of the June 2024 Financing is approximately $27.5 million.

Each Warrant entitles the holder thereof to acquire one Common Share at any time prior to 5:00 p.m. (Eastern Standard Time) for a period expiring 60 months following the date of issuance (the “Expiry Date”) at a price of $1.10 per Common Share, subject to acceleration as described herein. If, at any time prior to the Expiry Date, the volume-weighted average trading price of the Common Shares on the TSXV (or such other principal exchange or market where the Common Shares are then listed or quoted for trading) is at least $2.00 per Common Share for a period of 20 trading days, the Company may, at its option, elect to accelerate the Expiry Date to a date (the “Accelerated Expiry Date”) that is not less than 30 days following the date that the Company provides written notice to the holders of the Warrants of the Accelerated Expiry Date.

The net proceeds of the June 2024 Financing will be used by the Company to advance the exploration and development of its past-producing Ni-Cu-Co sulphide assets in Botswana and for general corporate and working capital purposes. See “Use of Proceeds “ for more details.

On December 14, 2023, the Company closed a financing (the “December Financing”), comprised of a brokered private placement of units (the “Private Placement”) and an amended Term Loan. The Private Placement was completed in accordance with the terms of an agency agreement dated December 14, 2023 and entered into by the Company with Cormark Securities Inc. and BMO Capital Markets, as co-lead agents, and Canaccord Genuity Corp., Fort Capital Securities Ltd. and Paradigm Capital Inc. Pursuant to the Private Placement, the Company issued an aggregate of 13,133,367 Common Shares at a price of $1.20 per Common Share for aggregate gross proceeds of $15,760,040. The principal amount of the Term Loan has been increased by $5,882,353 (the “Additional Principal Amount”) from $15,000,000 to $20,882,353. The Additional Principal Amount was subject to an original issue discount of approximately 15% and was advanced by Cymbria Corporation (“Cymbria”) to the Company as a single advance of $5,000,000. The net proceeds from the December Financing were $19,743,845 after fees and expenses, which are being used to advance the exploration and evaluation of the Selebi Mines and the Selkirk Mine and for general corporate and working capital purposes. As at June 30, 2024, nearly all of the net proceeds of the December Financing have been used as contemplated. See “Use of Proceeds” for more details.

Use of Proceeds

The following table provides a summary of the principal use of proceeds of the June 2024 Financing and December Financing.

Principal Purpose	Estimated Amount $’000		Amounts Expended as at June 30, 2024 $’000
June 2024 Financing
Activities relating to the Selebi Mines	14,100	(1)	Nil
Activities relating to the Selkirk Mine	7,100	(2)	Nil
General corporate and working capital	6,100	(3)	Nil
	27,300		Nil

December Financing
Activities relating to the Selebi Mines	11,520	(4)	11,000
Activities relating to the Selkirk Mine	400	(5)	335
General corporate and working capital	7,839	(6)	6,120
	19,759		17,455

Notes:

(1)	Represents approximately: (i) $11,500,000 for the advancement of the Selebi Mines towards a pre-feasibility study; (ii) $1,370,000 for mining licence extension payment; and (iii) $ 1,361,062 for the last installment of the purchase price of Syringa Lodge.

(2)	Represents the cost to advance Selkirk Mine towards a pre-feasibility study.

(3)	Represents approximately: (i) $1,044,118 allocated to the payment of interest on the Term Loan; and (ii) $5,055,882 allocated to general corporate expenses.

(4)	Represents approximately: (i) $8,325,000 for the advancement of the Selebi Mines towards a NI 43-101 compliant MRE; (ii) $1,400,000 for mining licence extension payment; and (iii) $1,795,000 in local management, consulting, accounting, finance, human resources and health/safety/environmental/security.

(5)	Represents certain geophysics and geology costs, care and maintenance and prospecting licences.

(6)	Represents approximately: (i) $2,080,000 allocated to the payment of interest on the Term Loan; and (ii) $5,759,000 allocated to general corporate expenses

Working Capital

As at June 30, 2024, the Company had a positive working capital of $25,273,813 (December 31, 2023 – $14,999,619), calculated as total current assets less total current liabilities. The increase in working capital is mainly due to an increase in cash, as well as in spare parts, and a decrease in lease liabilities. See “Liquidity” for more details.

Contractual Obligations and Contingencies

Selebi Assets

As per the Selebi asset purchase agreement (the “Selebi APA”), the aggregate purchase price payable to the seller for the Selebi Assets is the sum of US$56,750,000 which amount shall be paid in three instalments:

●	US$1,750,000 payable on the closing date. This payment has been made.

●	US$25,000,000 upon the earlier of: (a) approval by the Botswana Ministry of Mineral Resources, Green Technology and Energy Security (“MMRGTES”) of the Company’s Section 42 and Section 43 applications (further extension of the mining licence and conversion of the mining licence into an operating licence, respectively); and (b) on the expiry date of the study phase, January 31, 2025, which can be extended for one year.

●	The third instalment of US$30,000,000 is payable on the completion of mine construction and production start-up by the Company on or before January 31, 2030, but not later than four years after the approval by the Botswana Minister of MMRGTES of the Company’s Section 42 and Section 43 applications.

●	Payment of care and maintenance funding contribution in respect of the Selebi Assets for a total of US$5,178,747 from March 22, 2021 to the closing date. This payment has been made.

As per the terms and conditions of the Selebi APA, the Company has the option to cancel the second and third payments and give back the Selebi Assets to the liquidator in the event the Company determines that the Selebi Assets are not economical. The Company also has an option to pay in advance the second and third payments in the event the Company determines that the Selebi Assets are economical. The Company’s accounting policy, as permitted by ASC 450 - Contingencies, is to measure and record contingent consideration when the conditions associated with the contingency are met. As of June 30, 2024, none of the conditions of the second and third instalment are met. Hence, these amounts are not accrued in the Financial Statements.

In addition to the Selebi APA, the purchase of the Selebi Assets is also subject to a contingent compensation agreement as well as a royalty agreement with the liquidator.

Phikwe South and the Southeast Extension

On August 16, 2023, the Company announced that it had entered into a binding commitment letter with the liquidator of BCL to acquire a 100% interest in two additional deposits, Phikwe South the Southeast Extension, located adjacent to and immediately north of the Selebi North historical workings. The acquisition of the Phikwe South and the Southeast Extension deposits is subject to customary closing conditions, and is expected to close in Q3 2024.

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

Selkirk Mine

In regard to the Selkirk Assets, the purchase agreement does not provide for a purchase price or initial payment for the purchase of the assets. The Selkirk purchase agreement provides that if the Company elects to develop Selkirk first, the payment of the second Selebi instalment of US$25 million would be due upon the approval by the Minister of MMRGTES of the Company’s Section 42 and Section 43 applications (further extension of the Selkirk mining licence and conversion of the Selkirk mining licence into an operating licence, respectively). For the third Selebi instalment of US$30 million, if Selkirk were commissioned earlier than Selebi, the payment would trigger on Selkirk’s commission date.

Right-of-Use Assets

On July 9, 2022, the Company executed a sales agreement with Tuli Tourism Pty Ltd. (“Tuli”) for the Syringa Lodge in Botswana and obtained possession of the property in August 2022. Pursuant to the sales agreement, the aggregate purchase price payable to the seller is $3,213,404. A deposit of $482,011 was paid on August 17, 2022. The balance is payable in two instalments of $1,365,697 on each of August 1, 2023 and August 1, 2024. The first instalment has been made and the second instalment is yet to be made. In addition to the above purchase price, the Company will pay to Tuli agreed interest in twelve equal monthly instalments of $13,657 each, followed by twelve equal monthly instalments of $6,828.

On March 14, 2023, the Company entered into a drilling equipment supply agreement with Forage Fusion Drilling Ltd. (“Forage”) of Hawkesbury, Ontario to purchase specific drilling equipment on a “rent to own” basis with the purchase price to be paid in monthly payments. Pursuant to the agreement, the aggregate purchase price payable to Forage is $2,942,000. A payment of $1,700,000 was paid in March 2023 to purchase all the tooling, diamonds and critical spares required for 32,000 metres of drilling. The balance, covering the purchase of the drills, was payable in twelve equal monthly instalments of $103,500. The equipment arrived at the site in July 2023, and is now 100% owned by PNRL.

Post Creek

Commencing August 1, 2015, the Company is obligated to pay advances on the Post Creek net smelter return of $10,000 per annum. To date in 2024, the Company paid $5,000, which will be deducted from any payments to be made under the net smelter return.

Halcyon

Commencing August 1, 2015, the Company is obligated to pay advances on the Halcyon net smelter return of $8,000 per annum. To date in 2024, the Company paid $4,000, which will be deducted from any payments to be made under the net smelter return.

Related Party Transactions

Related party transactions are summarized below and include transactions with the following individuals or entities:

Key management (defined as members of the Board and senior officers) compensation was related to the following:

	June 30, 2024	June 30, 2023
Management fees	1,569,500	1,630,663
Corporate and administration expenses	200,000	121,182
	1,769,500	1,751,845

As a result of the financing on June 28, 2023 with Cymbria and EdgePoint Investment Group Inc., as portfolio manager on behalf of certain mutual funds managed by it (“EdgePoint”), and the increase of the Term Loan by the Additional Principal Amount on December 14, 2023 (the “EdgePoint Transactions”), Cymbria and certain other funds managed by EdgePoint (the “Financing Parties”) have acquired a total of 16,037,800 Common Shares, representing approximately 10.7% of the Company’s issued and outstanding shares. The Financing Parties also acquired on closing an aggregate of 6,024,000 warrants with a three-year term and an exercise price of $1.4375 which, if exercised, together with the shares acquired at closing, would result in the Financing Parties holding approximately 14.2% of the shares in the aggregate (calculated on a partially diluted basis). As a result of the EdgePoint Transactions, the Financing Parties are related parties of PNRL. During the six months ended June 30, 2024, the Company paid interest of $$1,038,412 to the Financing Parties (June 30, 2023 – nil).

On June 14, 2024, as part of the June 2024 Financing, EdgePoint further subscribed for 7,692,307 Units at $0.78 per Unit for gross proceeds of approximately $6 million. Each Unit is comprised of one Common Share and one Warrant. As of June 30, 2024, EdgePoint beneficially owns 23,833,224 Common Shares and 13,716,307 Warrants, representing approximately 12.8% of the issued and outstanding Common Shares (approximately 18.8% on a partially diluted basis assuming the exercise of all Warrants held by EdgePoint). Notwithstanding the foregoing, all Warrants issued to EdgePoint as part of the June Offering include customary restrictions providing that EdgePoint will not exercise such number of Warrants so as to bring its undiluted share ownership percentage above 20.0% of the Company’s issued and outstanding Common Shares without obtaining the requisite shareholder and Exchange approval.

In connection with the June 2024 Financing, certain insiders of the Company have subscribed for an aggregate 1,389,140 Units for gross proceeds of $933,530.

Contingent Liabilities

There are no environmental liabilities associated with the Selebi Assets and the Selkirk Mine as at the acquisition dates as all liabilities prior to the acquisitions are the responsibility of the sellers. The Company has an obligation for the rehabilitation costs arising subsequent to the acquisitions. As of June 30, 2024, management is not aware of or anticipating any contingent liabilities that could impact the financial position or performance of the Company related to its exploration and evaluation assets.

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

Segmented Disclosure

The Company operates in one reportable operating segment being that of the acquisition, exploration and evaluation of mineral properties in three geographic segments being Botswana, Barbados and Canada. The Company’s geographic segments are as follows:

	June 30, 2024	December 31, 2023
Current assets
Canada	25,676,501	15,894,177
Barbados	2,936,962	104,024
Botswana	2,240,469	4,892,707
Total	30,853,932	20,890,908

	June 30, 2024	December 31, 2023
Property, plant and equipment
Canada	7,876	8,726
Botswana	7,973,281	8,479,773
Total	7,981,157	8,488,499

	June 30, 2024	December 31, 2023
Exploration and evaluation assets
Botswana	8,699,085	8,594,798

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements as at June 30, 2024.

Share Capital Information

As of the date of this MD&A, the fully diluted share capital of the Company, including Common Shares issuable upon exercise of securities of the Company exercisable for Common Shares, is as follows:

Securities	Common Shares
Common Shares	185,708,588
Preferred shares (1)	13,131
DSUs	1,393,676
Warrants	42,822,508
Stock options	16,169,821
Fully diluted share capital	246,107,724

(1)	The 118,186 outstanding preferred shares are convertible into Common Shares at a 9:1 ratio.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on the evaluation of these disclosure controls and procedures, management concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024 due to the material weaknesses in internal control over financial reporting that were disclosed in our 2023 Form 10-K, namely: lack of controls and process over significant estimates and judgment applied in assessing complex accounting transactions; lack of segregation of duties over posting and reviewing complex accounting transactions; and lack of communication between legal consultants and management related to SEC filing requirements. As a result of the material weaknesses identified, we performed additional analysis and other post-closing procedures. Notwithstanding these material weaknesses, management has concluded that the condensed consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2024 in conformance with US GAAP.

Remediation of Previously Identified Material Weaknesses

The Company’s management, under the oversight of the Audit Committee, has implemented corrective actions to remediate past control deficiencies that contributed to certain material weaknesses, including obtaining specific resources to address the identified weaknesses. As we continue to evaluate and enhance our internal control over financial reporting, we may determine that additional measures to address the material weaknesses or adjustments to the remediation plan may be required. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following tables outline the number of Common Shares and securities that are convertible into Common Shares issued by the Company pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), during the second quarter ended June 30, 2024.

Date of Issuance	Security	Exercise Price per Security ($)	Number of Securities
June 14, 2024	Common Shares	N/A	19,234,614
June 14, 2024	Warrants	1.10	19,234,614
June 21, 2024	Common Shares	N/A	16,021,795
June 21, 2024	Warrants	1.10	16,021,795
June 30, 2024	DSUs	N/A	350,202

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.13	Binding term sheet dated June 4, 2024, among the Company, EdgePoint Investment Group Inc., as portfolio manager on behalf of certain mutual funds managed by it (collectively, “EdgePoint”), and Extract Advisors LLC, on behalf of Extract Capital Master Fund and Extract Exploration Fund (Cayman) LP (collectively, “Extract”), providing for the subscription of 7,692,307 units of the Company by each of EdgePoint and Extract for aggregate gross proceeds of approximately C$12,000,000 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023)

10.16	Investor rights agreement dated June 14, 2024, between the Company and EdgePoint (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023)

10.18	Form of Warrant Certificate in respect of the June 2024 private placement (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023)

10.19	Form of Compensation Warrant Certificate in respect of the June 2024 private placement (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023)

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Interim Chief Financial Officer

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Includes the following financial and related information from Premium Nickel Limited Resource’s Quarterly Report on Form 10-Q as of and for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) Unaudited Condensed Interim Consolidated Balance Sheets, (2) Unaudited Condensed Interim Consolidated Statements of Operations and Comprehensive Loss, (3) Unaudited Condensed Interim Consolidated Statements of Changes in Shareholders’ (Deficit) Equity, (4) Unaudited Condensed Interim Consolidated Statements of Cash Flows, and (5) Notes to the Unaudited Condensed Interim Consolidated Financial Statements

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2024.	PREMIUM NICKEL RESOURCES LTD. (Registrant)

	By:	/s/ Keith Morrison
	Name:	Keith Morrison
	Title:	Chief Executive Officer (principal executive officer)

	By:	/s/ Peter Rawlins
	Name:	Peter Rawlins
	Title:	Chief Financial Officer (principal financial officer)

