Form 10-Q
period 2024-09-30
Premium Nickel Resources Ltd.
filed 2024-11-14
CIK 795800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, there were 185,708,588 Common Shares issued and outstanding.

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

Unless otherwise indicated, all references to “$”,”C$” and “dollars” in this Report refer to Canadian dollars, references to “US$” in this Report refer to United States dollars and references to “BWP” in this Report refer to Botswanan Pula. On September 30, 2024, the daily exchange rate: (i) for one United States dollar expressed in Canadian dollars was US$1.00 = C$1.3499 (or C$1.00 = US$0.7408); (ii) for one Botswanan Pula expressed in Canadian dollars was BWP 1.00 = C$0.1019 (or C$1.00 = BWP 9.8135); and (iii) for one Botswanan Pula expressed in United States dollars was BWP 1.00 = US$0.0764 (or US$1.00 = BWP 13.0890). “This quarter” or “the quarter” means the third quarter (“Q3”) of 2024. “Year-to-date” or “year-to-date period” means the nine months ended September 30 (“YTD”).

CAUTIONARY STATEMENTS TO INVESTORS ON RESERVES AND RESOURCES

This Report uses the terms “mineral resources”, “indicated mineral resources” and “inferred mineral resources” as such terms are defined under Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”). NI 43-101 is a rule developed by the Canadian Securities Administrators, which establishes standards for all public disclosure a Canadian issuer makes of scientific and technical information concerning mineral projects.

On October 31, 2018, the SEC adopted new mining disclosure rules (“S-K 1300”) that are more closely aligned with current industry and global regulatory practices and standards, including NI 43-101, with which we comply because we are also a “reporting issuer” under Canadian securities laws. While S-K 1300 is more closely aligned with NI 43-101 than the prior mining disclosure rules of the Securities and Exchange Commission, there are some differences. Accordingly, there is no assurance any mineral resources that the Company may report as “indicated mineral resources” and “inferred mineral resources” under NI 43-101 will be the same as the reserve or resource estimates prepared under S-K 1300. Investors should not assume that any part or all of indicated mineral resources or inferred mineral resources will ever be converted into a higher category of mineral resources or into mineral reserves. Mineralization described using these terms has a greater amount of uncertainty as to their existence and feasibility than mineralization that has been characterized as reserves. Accordingly, investors are cautioned not to assume that any “indicated mineral resources” or “inferred mineral resources” on the Company’s projects are or will be economically or legally mineable. Further, “inferred resources” have a greater amount of uncertainty as to their existence and as to whether they can be mined legally or economically. Therefore, investors are also cautioned not to assume that all or any part of the inferred resources exist. In accordance with Canadian rules, estimates of “inferred mineral resources” cannot form the basis of feasibility or other economic studies, except in limited circumstances where permitted under NI 43-101.

It should be noted that the Company filed technical reports prepared in accordance with S-K 1300 as Exhibits 96.1 and 96.2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission on June 28, 2024.

Item 1. Financial Statements

UNAUDITED CONDENSED INTERIM Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

In accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and stated in Canadian dollars, unless otherwise indicated.

INDEX

Unaudited Condensed Interim Consolidated Financial Statements

■	Unaudited Condensed Interim Consolidated Balance Sheets

■	Unaudited Condensed Interim Consolidated Statements of Operations and Comprehensive Loss

■	Unaudited Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity

■	Unaudited Condensed Interim Consolidated Statements of Cash Flows

■	Notes to the Unaudited Condensed Interim Consolidated Financial Statements

Unaudited Condensed Interim Consolidated Balance Sheets

(Expressed in Canadian dollars)

		As at
	Notes	September 30, 2024 $	December 31, 2023 $
ASSETS
CURRENT ASSETS
Cash and cash equivalents		17,358,377	19,245,628
Prepaid expenses		1,285,587	900,310
Other receivables	3	826,490	532,835
Spare parts	18	1,202,055	212,135
TOTAL CURRENT ASSETS		20,672,509	20,890,908

NON-CURRENT ASSETS
Exploration and evaluation assets	4,10	8,855,512	8,594,798
Property, plant and equipment	5	7,764,047	8,488,499
TOTAL NON-CURRENT ASSETS		16,619,559	17,083,297
TOTAL ASSETS		37,292,068	37,974,205

LIABILITIES
CURRENT LIABILITIES
Trade payables and accrued liabilities	6	4,904,635	4,280,146
Lease liabilities	9	675,181	1,611,143
TOTAL CURRENT LIABILITIES		5,579,816	5,891,289

NON-CURRENT LIABILITIES
Vehicle financing		280,470	236,124
Provision for leave and severance		959,537	510,202
Term Loan	7	18,710,277	17,956,423
DSU liability	11	1,293,071	884,481
NSR option liability	10	2,750,000	2,750,000
TOTAL NON-CURRENT LIABILITIES		23,993,355	22,337,230
TOTAL LIABILITIES		29,573,171	28,228,519

SHAREHOLDERS’ EQUITY
Common shares (no par value, unlimited common shares authorized; 185,708,588 issued and outstanding) (December 31, 2023 – 149,300,920)		-	-
Preferred shares		31,516	31,516
Additional paid-in capital		144,789,145	116,069,973
Deficit		(135,712,148)	(104,566,816)
Accumulated other comprehensive loss		(1,389,616)	(1,788,987)
TOTAL SHAREHOLDERS’ EQUITY		7,718,897	9,745,686
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		37,292,068	37,974,205

Nature of Operations and Going Concern (Note 1)

Subsequent Events (Note 19)

The accompanying notes are an integral part of these Unaudited Condensed Interim Consolidated Financial Statements.

Approved by the Board of Directors on November 14, 2024.

“signed” Keith Morrison Director	“signed” Jason LeBlanc Director

Unaudited Condensed Interim Consolidated Statements of Operations and Comprehensive Loss

(Expressed in Canadian dollars)

		Three months ended		Nine months ended
	Notes	September 30, 2024 $	September 30, 2023 $	September 30, 2024 $	September 30, 2023 $

EXPENSES
General and administrative expenses	17	2,314,273	1,936,140	6,657,082	6,250,925
Depreciation	5	354,581	151,500	1,088,483	241,260
General exploration expenses	4	7,318,600	4,330,412	18,598,362	13,252,757
Interest and bank charges		10,557	17,035	26,831	34,865
Share-based payment	11	933,619	-	1,712,843	-
DSUs granted	11	317,497	215,764	882,410	564,000
Fair value movement of DSUs	11	(153,304)	36,355	(473,820)	(5,476)
Net foreign exchange loss		146,359	153,014	360,361	256,917
		11,242,182	6,840,220	28,852,552	20,595,248

OTHER ITEMS
Interest (income) expense		(23,945)	126,623	(24,398)	193,441
Interest expense and accretion on Term Loan	7	786,723	717,991	2,317,178	728,277
Interest expense on A&R Promissory Note	8	-	-	-	682,547
NET LOSS FOR THE PERIOD		12,004,960	7,684,834	31,145,332	22,199,513

OTHER COMPREHENSIVE (INCOME) LOSS
Exchange differences on translation of foreign operations		(143,911)	183,703	(399,371)	903,578

TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		11,861,049	7,868,537	30,745,961	23,103,091

Basic and diluted loss per share		0.06	0.06	0.19	0.18
Weighted average number of common shares outstanding – basic and diluted		185,708,588	135,730,527	163,300,132	125,150,919

The accompanying notes are an integral part of these Unaudited Condensed Interim Consolidated Financial Statements.

Unaudited Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in Canadian dollars)

	Notes	Number of Shares	Preferred shares $	Additional paid-in capital $	Deficit $	Accumulated Other Comprehensive (Loss) Income $	Total Shareholders’ Equity $
BALANCE AS AT DECEMBER 31, 2023		149,300,920	31,516	116,069,973	(104,566,816)	(1,788,987)	9,745,686

Net loss for the period		-	-	-	(31,145,332)	-	(31,145,332)
Share capital issued through private placement	11	36,281,409	-	28,239,254	-	-	28,239,254
Share issue costs	11	-	-	(1,232,925)	-	-	(1,232,925)
Exercise of options, net	11	126,259	-	-	-	-	-
Share-based payment	11	-	-	1,712,843	-	-	1,712,843
Exchange differences on translation of foreign operations		-	-	-	-	399,371	399,371
BALANCE AS AT SEPTEMBER 30, 2024		185,708,588	31,516	144,789,145	(135,712,148)	(1,389,616)	7,718,897

BALANCE AS AT JUNE 30, 2024		185,708,588	31,516	143,874,771	(123,707,188)	(1,533,527)	18,665,572
Net loss for the period		-	-	-	(12,004,960)	-	(12,004,960)
Share issue costs		-	-	(19,245)	-	-	(19,245)
Share-based payment		-	-	933,619	-	-	933,619
Exchange differences on translation of foreign operations		-	-	-	-	143,911	143,911
BALANCE AS AT SEPTEMBER 30, 2024		185,708,588	31,516	144,789,145	(135,712,148)	(1,389,616)	7,718,897

BALANCE AS AT DECEMBER 31, 2022		116,521,343	31,516	77,302,736	(72,190,747)	(1,200,516)	3,942,989

Net loss for the period		-	-	-	(22,199,513)	-	(22,199,513)
Share capital issued through private placement	11	19,209,184	-	24,014,273	-	-	24,014,273
Share issue costs	11	-	-	(1,866,097)	-	-	(1,866,097)
Fair value of lender warrants	7	-	-	1,468,231	-	-	1,468,231
Exchange differences on translation of foreign operations		-	-	-	-	(903,578)	(903,578)
BALANCE AS AT SEPTMEBER 30, 2023		135,730,527	31,516	100,919,143	(94,390,260)	(2,104,094)	4,456,305

BALANCE AS AT JUNE 30, 2023		135,730,527	31,516	101,119,143	(86,705,426)	(1,920,391)	12,524,842
Net loss for the period		-	-	-	(7,684,834)	-	(7,684,834)
Share issue costs		-	-	(200,000)	-	-	(200,000)
Exchange differences on translation of foreign operations		-	-	-	-	(183,703)	(183,703)
BALANCE AS AT SEPTEMBER 30, 2023		135,730,527	31,516	100,919,143	(94,390,260)	(2,104,094)	4,456,305

The accompanying notes are an integral part of these Unaudited Condensed Interim Consolidated Financial Statements.

Unaudited Condensed Interim Consolidated Statements of Cash Flows

(Expressed in Canadian dollars)

	Nine months Ended
	September 30, 2024 $	September 30, 2023 $

OPERATING ACTIVITIES
Net loss for the period	(31,145,332)	(22,199,513)
Interest payment on Term Loan	(1,563,324)	(390,411)
Interest payment on A&R Promissory Note	-	(412,329)
Items not affecting cash:
DSUs granted	882,410	564,000
Fair value movement of DSUs	(473,820)	(5,476)
Depreciation	1,088,483	241,260
Provision for leave and severance	449,335	257,104
Accrued interest and accretion on loans	2,237,268	337,866
Share-based payment	1,712,843	-
Accrued interest on lease liability	107,238	233,327
Changes in non-cash working capital and non-current liability
Prepaid expenses and other receivables	(678,932)	(1,208,558)
Trade payables and accrued expenses	624,489	(1,499,776)
Spare parts	(989,920)	(212,135)
Net cash used in operating activities	(27,749,262)	(24,294,641)

INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(25,835)	(2,852,916)
Additions to expenditures on exploration and evaluation assets	-	(483,883)
Interest received	91,703	39,622
Net cash from (used in) investing activities	65,868	(3,297,177)

FINANCING ACTIVITIES
Proceeds from issuance of units	27,499,999	23,814,272
Share issue costs	(295,578)	(1,818,956)
Loan proceeds, net of fees	-	14,625,000
NSR option	-	2,750,000
A&R Promissory Note repayment	-	(7,000,000)
Vehicle financing payment, net	44,345	375
Lease payment	(1,112,496)	(946,427)
Net cash provided by financing activities	26,136,270	31,424,264

Effect of exchange rate changes on cash and cash equivalents	(340,127)	(142,141)
Change in cash and cash equivalents for the period	(1,887,251)	3,690,305
Cash and cash equivalents at the beginning of the period	19,245,628	5,162,991
Cash and cash equivalents at the end of the period	17,358,377	8,853,296

Supplemental cash flow information
Income taxes paid	-	-
Interest paid	1,682,379	809,238

The accompanying notes are an integral part of these Unaudited Condensed Interim Consolidated Financial Statements.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

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
PNR Selebi (Barbados) Limited
(Barbados)
100%
Premium Nickel Group Proprietary Limited(1)
(Botswana)
100%
Premium Nickel Resources Propietary Limited(2)
(Botswana)

Notes:

(1)	Premium Nickel Group Proprietary Limited owns the Selkirk Mine (as defined below).
(2)	Premium Nickel Resources Proprietary Limited owns the Selebi Mines (as defined below).

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Expressed in Canadian dollars)

The Company’s head and registered office is located at One First Canadian Place, 100 King Street West, Suite 3400, Toronto, Ontario, Canada M5X 1A4.

The principal assets of the Company are the Selebi and Selebi North nickel-copper-cobalt (“Ni-Cu-Co”) mines in Botswana and related infrastructure (together, the “Selebi Mines”), as well as the nickel, copper, cobalt, platinum-group elements (“Ni-Cu-Co-PGE”) Selkirk mine in Botswana, together with associated infrastructure and four surrounding prospecting licenses (collectively, the “Selkirk Mine” and together with the Selebi Mines, the “Mines”).

Going Concern

The Company, being in the exploration stage, is subject to risks and challenges similar to companies in a comparable stage of exploration and development. These risks include the challenges of securing adequate capital for exploration and advancement of the Company’s material projects, operational risks inherent in the mining industry, and global economic and metal price volatility, and there is no assurance management will be successful in its endeavors. As at September 30, 2024, the Company had no source of operating cash flows, nor any credit line currently in place. The Company incurred a net loss of $31,145,332 for the nine months ended September 30, 2024. The Company’s committed cash obligations and expected level of expenses will vary depending on its operations.

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

For the three and nine months ended September 30, 2024 and 2023

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

The Company’s presentation currency is Canadian (“CA”) dollars. Reference herein of $ or CAD is to CA dollars, US$ or USD is to United States dollars, and BWP is to Botswana pula.

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

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Expressed in Canadian dollars)

Judgement

Information about judgements made in applying accounting policies that have the most significant effect on the amounts recognized in these consolidated financial statements is the same as disclosed in Note 3 of the consolidated financial statements for the year ended December 31, 2023.

Estimates

Information about assumptions and estimates uncertainties as at September 30, 2024, that have a significant risk of resulting in a material adjustment to the carrying amount of assets and liabilities in the next financial year is the same as disclosed in Note 3 of the consolidated financial statement for the year ended December 31, 2023.

3. OTHER RECEIVABLES

A summary of the Company’s other receivables is detailed in the table below:

	September 30, 2024 $	December 31, 2023 $

HST paid on purchases	337,715	301,618
VAT paid on purchases	488,775	223,776
Other receivables	-	7,441
	826,490	532,835

4. EXPLORATION AND EVALUATION ASSETS

	Botswana
	Selebi $	Selkirk $	Total $

Balance, December 31, 2022	8,251,518	327,109	8,578,627
Additions	483,883	-	483,883
Foreign currency translation	(449,878)	(17,834)	(467,712)
Balance, December 31, 2023	8,285,523	309,275	8,594,798
Foreign currency translation	251,333	9,381	260,714
Balance, September 30, 2024	8,536,856	318,656	8,855,512

The following is a description of the Company’s exploration and evaluation assets and the related spending commitments.

Botswana Assets - Selebi and Selkirk

In September 2021, the Company executed the Selebi Asset Purchase Agreement (“the “Selebi APA”) with the BCL liquidator to acquire the Selebi Mines formerly operated by BCL. In January 2022, the Company closed the transaction and ownership of the Selebi Mines transferred to the Company.

Pursuant to the Selebi APA, the aggregate purchase price payable to the seller for the Selebi Mines shall be the sum of $76,862,200 (USD 56,750,000), which amount shall be paid in three instalments:

●	$2,086,830 (USD 1,750,000) payable on the closing date, and payment of care and maintenance funding contributions in respect of the Selebi Mines from March 22, 2021 to the closing date of $6,164,688 (USD 5,178,747). These payments have been made.

●	$33,747,500 (USD 25,000,000) payable upon the earlier of: (a) approval by the Botswana Ministry of Mineral Resources, Green Technology and Energy Security (“MMRGTES”) of the Company’s Section 42 and Section 43 applications (for the further extension of the mining license and conversion of the mining license into an operating license, respectively), and (b) on the expiry date of the study phase, January 31, 2026, which pursuant to the Selebi APA has been extended for one year from the original expiry date of January 31, 2025. This extension follows successful completion by the Company of the work and investment milestones required by the Selebi APA.

●	$40,497,000 (USD 30,000,000) payable on the completion of mine construction and production start-up (commissioning) by the Company on or before January 31, 2030, but not later than four years after the approval by the Minister of MMRGTES of the Company’s Section 42 and Section 43 applications.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Expressed in Canadian dollars)

The total acquisition cost of the Selebi Mines included the first instalment of $2,086,830 (USD 1,750,000) and the payment of the care and maintenance funding contribution of $6,164,688 (USD 5,178,747). As per the terms and conditions of the Selebi APA, the Company has the option to cancel the second and third payments and return the Selebi Mines to the liquidator if the Company determines that the Selebi Mines are not economical. The Company also has an option to pay in advance the second and third payments if the Company determines that the Selebi Mines are economical.

In addition to the Selebi APA, the purchase of the Selebi Mines is also subject to a contingent consideration agreement as well as a royalty agreement with the liquidator.

The Company also negotiated a separate asset purchase agreement (the “Selkirk APA”) with the liquidator of TNMC in January 22 to acquire the Selkirk deposit and related infrastructure formerly operated by TNMC. The transaction closed in August 2022.

The Selkirk APA does not provide for a purchase price or initial payment for the purchase of the assets. The acquisition cost of the Selkirk Mine of $327,109 (USD 244,954) was the care and maintenance funding contribution from April 1, 2021 to the closing date of the Selkirk APA. The Selkirk APA provides that if the Company elects to develop the Selkirk Mine first, the payment of the second Selebi instalment of $33,747,500 (USD 25,000,000) would be upon the approval by the Minister of MMRGTES of the Company’s Section 42 and Section 43 applications (for the further extension of the Selkirk mining license and conversion of the Selkirk mining license into an operating license, respectively). For the third Selebi instalment of $40,497,000 (USD 30,000,000), if the Selkirk Mine were to be commissioned earlier than the Selebi Mines, the payment would trigger on the Selkirk Mine’s commission date.

In August 2023, the Company entered into a binding commitment letter with the liquidator of BCL, which is subject to customary final documentation, to acquire a 100% interest in two additional deposits (“Phikwe South” and the “Southeast Extension”) located adjacent to and immediately north of the Selebi North shaft. The impact is to increase the Selebi mining license area. While the remaining historic resources at Phikwe South and the Southeast Extension occur within the expanded Selebi mining license, the amended license intentionally does not include the historic mine workings and infrastructure at these previously-producing properties, and the Company has no liability for historic environmental issues at those sites.

The upfront cost to the Company to acquire these additional mineral properties is $1,349,900 (USD 1,000,000). In addition, the Company agreed to additional work commitments of $6,749,500 (USD 5,000,000) in the aggregate over the next four years. As a result of the extension of the Selebi mining license, the remaining asset purchase obligations of the Company outlined in the original Selebi APA with the liquidator will each increase by 10%, or $7,424,450 (USD 5,500,000) in total, while the trigger events remain unchanged. The existing 2% net smelter royalty (“NSR”) held by the Liquidator with respect to production from the Selebi mining license will also apply to production from these additional deposits, subject to the Company’s existing buy-back right for 50% of the NSR (Note 10). The acquisition of the Phikwe South and the Southeast Extension deposits has not yet closed as at September 30, 2024.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Expressed in Canadian dollars)

General Exploration Expenses

Details of the general exploration expenses by nature are presented as follows:

For the nine months ended September 30, 2024:

	Selebi $	Selkirk $	Other $	Total $
Site operations and administration	706,303	38,761	128,600	873,664
Care and maintenance	2,218,200	-	-	2,218,200
Geology	2,391,154	335,756	-	2,726,910
Drilling	5,209,401	163,232	-	5,372,633
Geophysics	868,261	31,537	-	899,798
Engineering	6,105,977	30,978	-	6,136,955
Environmental, social and governance	125,096	-	-	125,096
Metallurgy and processing	40,709	26,855	-	67,564
Technical studies	8,322	4,600	-	12,922
Health and safety	119,756	44	-	119,800
Mine re-development	19,195	25,625	-	44,820
Total	17,812,374	657,388	128,600	18,598,362

For the nine months ended September 30, 2023:

	Selebi $	Selkirk $	Other $	Total $
Site operations and administration	468,322	41,752	139,782	649,856
Care and maintenance	2,289,013	-	-	2,289,013
Geology	2,392,480	321,270	-	2,713,750
Drilling	1,301,463	6,683	-	1,308,146
Geophysics	1,460,507	17,792	-	1,478,299
Engineering	3,860,973	33,284	-	3,894,257
Environmental, social and governance	187,221	-	-	187,221
Metallurgy and processing	58,632	103,050	-	161,682
Technical studies	21,072	7,650	-	28,722
Health and safety	319,203	-	-	319,203
Water treatment project	46,102	-	-	46,102
Mine re-development	176,506	-	-	176,506
Total	12,581,494	531,481	139,782	13,252,757

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Expressed in Canadian dollars)

5. PROPERTY, PLANT AND EQUIPMENT

The tables below set out costs and accumulated depreciation and amortization as at September 30, 2024 and December 31, 2023:

Cost	Land and Buildings (ROU Assets(1)) $	Exploration Equipment (ROU Assets(1)) $	Exploration Equipment $	Furniture and Fixtures $	Generator $	Vehicles $	Computer and software $	Total $
Balance – December 31, 2022	3,077,420	-	11,973	126,605	31,381	241,884	1,950	3,491,213
Additions	-	1,023,615	4,190,484	65,998	8,557	187,310	585,561	6,061,525
Foreign currency translation	(167,783)	-	-	(704)	(1,711)	(31,162)	(20,104)	(221,464)
Balance – December 31, 2023	2,909,637	1,023,615	4,202,457	191,899	38,227	398,032	567,407	9,331,274
Additions	-	-	4,181	15,111	-	111,629	6,543	137,464
Foreign currency translation	88,261	-	123,337	3,609	1,160	12,074	35,916	264,357
Balance – September 30, 2024	2,997,898	1,023,615	4,329,975	210,619	39,387	521,735	609,866	9,733,095

Accumulated Depreciation	Land and Building (ROU[1] Assets)	Exploration Equipment (ROU[1] Assets)	Exploration Equipment	Furniture and Fixtures	Generator	Vehicles	Computer and software	Total
Balance – December 31, 2022	51,123	-	1,447	1,872	562	39,589	1,950	96,543
Depreciation during the year	119,133	85,301	306,112	14,030	6,212	69,997	143,998	744,783
Foreign currency translation	-	-	-	3,177	1,775	(3,503)	-	1,449
Balance – December 31, 2023	170,256	85,301	307,559	19,079	8,549	106,083	145,948	842,775
Depreciation during the period	81,979	155,318	635,096	10,661	5,801	80,025	119,603	1,088,483
Foreign currency translation	(1,776)	953	3,811	776	364	4,739	28,923	37,790
Balance – September 30, 2024	250,459	241,572	946,466	30,516	14,714	190,847	294,474	1,969,048

Carrying Value	Land and Buildings (ROU[1] Assets)	Exploration Equipment (ROU[1] Assets)	Exploration Equipment	Furniture and Fixtures	Generator	Vehicles	Computer and Software	Total
Balance – December 31, 2023	2,739,381	938,314	3,894,898	172,820	29,678	291,949	421,459	8,488,499
Balance – September 30, 2024	2,747,439	782,043	3,383,509	180,103	24,673	330,888	315,392	7,764,047

Note:

(1)	Land and Buildings (ROU Assets) contains the Syringa Lodge right-of-use (“ROU”) asset and Exploration Equipment (ROU Assets) contains the drilling equipment supply agreement ROU asset (Note 9).

Additions to property, plant and equipment during the year ended December 31, 2023 included the acquisition of drilling equipment for $1,023,615 through a lease agreement with a drilling company (Note 9) as well as vehicles financed through a local Botswana bank.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Expressed in Canadian dollars)

6. TRADE PAYABLES AND ACCRUED LIABILITIES

A summary of trade payables and accrued liabilities is detailed in the table below:

	September 30, 2024 $	December 31, 2023 $

Amounts due to related parties (Note 12)	24,667	93,795
Trade payables	3,595,882	2,383,196
Accrued liabilities	1,284,086	1,803,155
	4,904,635	4,280,146

7. TERM LOAN

On June 28, 2023, the Company closed a financing with Cymbria Corporation (“Cymbria”), EdgePoint Investment Group Inc. and certain other entities managed by it (“EdgePoint”) for aggregate gross proceeds to the Company of $33,999,200. The financing included three concurrent and inter-conditional transactions (collectively the “2023 Financing Transactions”) comprised of an equity offering of units for $16,249,200 (the “Equity Financing”), a three year term loan of $15,000,000 (the “Term Loan”) and option payments of $2,750,000 (the “Option Payment”) to acquire a 0.5% net smelter returns royalty on the Mines in certain circumstances upon payment of further consideration (Note 10).

The Term Loan has a principal amount of $15,000,000 and bears interest at a rate of 10% per annum payable quarterly in arrears. The principal amount of the Term Loan will mature and be payable on June 28, 2026. The obligations of the Company pursuant to the Term Loan are fully and unconditionally guaranteed by each of the Company’s existing and future subsidiaries. The Term Loan is secured by a pledge of all the shares of the Company’s subsidiaries as well as by way of a general security agreement at the parent level and debentures and hypothecations at the subsidiary level. The Term Loan is subject to certain covenants and provisions on events of default, repayments and mandatory prepayments, including:

●	increase in the interest rate payable on the Term Loan to 15% per annum upon the occurrence of an event of default;

●	the Company may prepay all or any portion of the principal amount outstanding with a minimum repayment amount of $500,000 and in an integral multiple of $100,000, together with all accrued and unpaid interest on the principal amount being repaid;

●	if prepayment occurs within one year of the closing date, a prepayment fee in an amount equal to 10% of the principal amount of the Term Loan being prepaid less interest paid or payable on or prior to the date of prepayment attributable to the portion of the Term Loan (“Prepayment Fee”); and

●	mandatory prepayment shall be made when the Company has non-ordinary course asset sales or other dispositions of property or the Company receives cash from the issuance of indebtedness for borrowed money.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Expressed in Canadian dollars)

In connection with the Term Loan, the Company issued an aggregate of 2,000,000, non-transferable common share purchase warrants (the “Non-Transferable Warrants”) to Cymbria. Each Non-Transferable Warrant is exercisable by Cymbria to purchase one Common Share at a cash purchase price of $1.4375 per Common Share until June 28, 2026.

Further, on December 14, 2023, the Company and Cymbria closed an amendment to the terms of their existing Term Loan, increasing the principal amount of the Term Loan by $5,882,353 (the “Additional Principal Amount”) from $15,000,000 to $20,882,353. The Additional Principal Amount was subject to an original issue discount of approximately 15% and was advanced by the lender to the Company as a single advance of $5,000,000. The Additional Principal Amount forms a part of the Term Loan and is on the same terms and conditions applicable to the Term Loan. As consideration for entering into the amended Term Loan, the Company issued an additional 700,000 non-transferable common share purchase warrants (the “Additional Warrants”) to the lender, with each Additional Warrant entitling the lender to acquire one Common Share at a price of $1.4375 per Common Share until June 28, 2026. The shares issued for exercise of the Additional Warrants are subject to a hold period of four months plus a day from the date of issue and the resale rules of applicable securities legislation and policies of the TSXV.

The Company evaluated the amendment of the Term Loan and determined that it qualified as a non-substantial modification under ASC 470. Therefore, a new effective interest rate was determined based on the carrying amount of the original debt instrument, adjusted for the fair value of the Additional Warrants resulting from the modification, and the revised cash flows.

The fair value of the Non-Transferable Warrants and Additional Warrants was estimated at $1,435,350 and $275,961 respectively, using the Black-Scholes Option Pricing Model. At initial closing, the accounting was based on relative fair value under ASC 470, with proceeds and transaction costs allocated between the Term Loan and the Non-Transferrable Warrants. The Non-Transferrable Warrants were allocated $1,352,054, including $83,296 in transaction costs. The Additional Warrants were accounted for as transaction costs for obtaining the Additional Principal Amount. As such, $1,352,054 and $275,961 respectively were recorded in equity.

The fair value of the Non-Transferable Warrants and Additional Warrants was calculated using the following assumptions:

	Non-Transferable Warrants	Additional Warrants
Expected dividend yield	0%	0%
Share price	$1.35	$1.14
Expected share price volatility	92.06%	63.54%
Risk free interest rate	4.13%	3.73%
Expected life of warrant	3 years	2.54 years

The volatility was determined by calculating the historical volatility of stock prices of the Company over the same period as the expected life of the Transferable Warrants using daily closing prices. The formula used to compute historical volatility is the standard deviation of the logarithmic returns.

The Company used $7,637,329 of the proceeds from the Term Loan to prepay all principal, interest and fees owing by the Company pursuant to the A&R Promissory Note (defined in Note 8) in favour of Pinnacle Island LP.

For the nine months ended September 30, 2024, the Company paid $1,563,324 of interest costs to Cymbria (September 30, 2023 – $390,411).

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Expressed in Canadian dollars)

The following is a continuity of the Term Loan:

$
Principal amount of the Term Loan	15,000,000
Fair value of the Non-Transferrable Warrants	(1,435,350)
Term Loan at fair value on issuance, June 28, 2023	13,564,650
Transaction costs	(787,175)
Accrued interest	390,411
Accretion of warrant value and transaction costs	631,540
Interest paid	(390,411)
Fair value of Term Loan as of December 14, 2023	13,409,015
Additional principal amount of Term Loan on December 14, 2023	5,882,353
Term Loan issue discount	(882,353)
Fair value of the Additional Warrants	(275,961)
Transaction fee for modification	(219,212)
Fair value of modified Term Loan as of December 14, 2023	17,913,842
Accrued interest	402,981
Accretion of warrant value and transaction costs	42,581
Interest paid	(402,981)
Term Loan balance, December 31, 2023	17,956,423
Accrued interest	1,563,324
Accretion of warrant value and transaction costs	753,854
Interest paid	(1,563,324)
Term Loan balance, September 30, 2024	18,710,277

Fort Capital Partners acted as financial advisor to the Company on the debt portion of the 2023 Financing Transactions and was paid cash fees of $375,000 and $147,059, equal to 2.5% of the original principal amount and the Additional Principal Amount, respectively. Legal fees related to the 2023 Financing Transactions totaled $736,067, of which $495,471 was allocated to the original Term Loan. Legal fees of $72,153 associated with the Second A&R Commitment Letter were recorded and amortized over the remaining terms of the Term Loan. As noted above, certain transaction costs in relation to the original principal amounts were allocated to the Non-Transferrable Warrants based on the relative fair value method under ASC 470.

8. PROMISSORY NOTE

On November 21, 2022, the Company announced a $7,000,000 bridge loan (the “Bridge Loan”) financing from Pinnacle Island LP (the “Lender”). The Bridge Loan financing closed on November 25, 2022 and net proceeds of $6,740,000 were received by the Company (after deducting the commitment fee of $260,000). The Bridge Loan was evidenced by the issuance of a promissory note by the Company to the Lender (the “Promissory Note”). The Promissory Note had a principal amount of $7 million and bore interest at a rate of 10% per annum, calculated monthly and initially payable on February 22, 2023, being the maturity date of the Promissory Note, with a right of the Company to extend the maturity. The Company extended the maturity of the Promissory Note to March 22, 2023.

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

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Expressed in Canadian dollars)

In connection with the A&R Promissory Note, interest and accretion expense of nil and $682,547 was recorded for the three and nine months ended September 30, 2023, respectively.

The fair value of the liability of the Lender Warrants was estimated at $116,177 using the Black-Scholes Option Pricing Model. The fair value of the Lender Warrants and the amendment and restatement fee of $225,000 was added to the liability of the A&R Promissory Note and amortized over the remaining life of the A&R Promissory Note.

The fair value of the Lender warrants was calculated using the following assumptions:

March 17, 2023
Expected dividend yield	0%
Share price	$1.40
Expected share price volatility	77.2%
Risk free interest rate	3.49%
Expected life of warrant	1 year

The volatility was determined by calculating the historical volatility of share prices of the Company over one year using daily closing prices. The formula used to compute historical volatility is the standard deviation of the logarithmic returns.

On June 28, 2023, the Company repaid the A&R Promissory Note in full, and on March 17, 2024, the Lender Warrants expired unexercised.

9. LEASE LIABILITIES

Syringa Lodge

In July 2022, the Company executed a sales agreement (the “Lodge Agreement”) with Tuli Tourism Pty Ltd. (the “Seller”) for the Syringa Lodge in Botswana.

Pursuant to the Lodge Agreement, the aggregate purchase price payable to the Seller shall be the sum of $3,213,404 (BWP 30,720,000), payable in three installments. A deposit of $482,011 (BWP 4,608,000) was paid in August 2022, and a second installment of $1,306,906 (BWP 13,056,000) was paid in July 2023. On September 12, 2024, the Company paid 50% of the final installment of $653,061 (BWP 6,528,000) with the remaining balance of $665,203 (BWP 6,528,000) due on November 30, 2024. Title of the asset transfers to the Company upon payment of the remaining balance.

In addition to the above purchase price, the Company is required to pay to the Seller an agreed interest amount of 6% per annum on the outstanding balance, accrued and payable monthly. The Company recognized a finance lease for this lease.

Drilling Equipment

In March 2023, the Company entered into a drilling equipment supply agreement (the “Equipment Agreement”) with Forage Fusion Drilling Ltd. (“Forage”) to purchase specific drilling equipment on a “rent to own” basis with the purchase price to be paid in monthly payments.

Pursuant to the Equipment Agreement, the aggregate purchase price payable to Forage is $2,942,000. A deposit of $1,700,000 was paid in March 2023. The balance was payable in twelve equal monthly instalments of $103,500. Based on the stated equipment purchase price of $2,735,000 and monthly installments, the implied interest rate for the arrangement was 35%. The final installment was paid on April 12, 2024 and the equipment is now 100% owned by the Company. The Company recognized a finance lease for this lease.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Expressed in Canadian dollars)

The following table presents lease cost and other supplemental lease information:

	September 30, 2024 $	September 30, 2023 $

Finance lease cost:
Amortization of right-of-use assets	237,297	126,380
Interest expense on lease liabilities	107,238	233,327
Cash paid for finance lease liabilities	1,043,200	3,602,167

10. NSR OPTION

Concurrently with the closings of the Equity Financing and the Term Loan on June 28, 2023, Cymbria paid an aggregate of $2,750,000 (“Option Payment”) to two subsidiaries of PNRL to acquire a right to participate with such subsidiaries in the exercise of certain contractual rights. The Option Payment was allocated to PNRP and PNGP (defined below) for $2,500,000 and $250,000, respectively.

As the NSR options are exercisable entirely at the discretion of Cymbria and the underlying projects are in the exploration stage, the fair value of the call and put on the option as at September 30, 2024 and December 31, 2023 is nil. The Option payment received in cash was recorded as a non-current liability.

PNRL’s indirect wholly-owned subsidiary Premium Nickel Resources Proprietary Limited (“PNRP”) acquired the Selebi Mines in January 2022 out of liquidation. Pursuant to the acquisition agreement, the liquidator retained a 2% net smelter returns royalty on the Selebi Mines (the “Selebi NSR”). PNRP has a contractual right to repurchase one-half of the Selebi NSR at a future time on payment by PNRP to the liquidator of $26,998,000 (USD 20,000,000).

PNRL’s indirect wholly-owned subsidiary Premium Nickel Group Proprietary Limited (“PNGP”) acquired the Selkirk Mine in August 2022 out of liquidation. Pursuant to the acquisition agreement, the liquidator retained a 1% net smelter returns royalty on the Selkirk Mine (the “Selkirk NSR” and together with the Selebi NSR, the “NSRs”). PNGP has a contractual right to repurchase the entirety of the Selkirk NSR at a future time on payment by PNGP to the liquidator of $2,699,800 (USD 2,000,000).

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

Under the NSR option purchase agreements, Cymbria could acquire a 0.5% net smelter returns royalty on the Selebi Mines and Selkirk Mine upon payment of $10,937,565 (USD 8,102,500) and $1,093,756 (USD 810,250), respectively.

11. SHARE CAPITAL, WARRANTS AND OPTIONS

The authorized capital of the Company comprises an unlimited number of Common Shares without par value and 100,000,000 Series 1 convertible preferred shares without par value.

a)	Common Shares Issued and Outstanding

During the nine months ended September 30, 2024, 126,259 Common Shares were issued for the net exercise of 278,100 options. No Common Shares were issued from the exercise of options for the nine months ended September 30, 2023. In addition, 36,281,409 Common Shares were issued during the nine months ended September 30, 2024 as a result of the following financing transactions:

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Expressed in Canadian dollars)

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

Each Warrant entitles the holder thereof to acquire one Common Share for a period expiring 60 months following the date of issuance (the “Expiry Date”) at a price of $1.10 per Common Share. If, at any time prior to the Expiry Date, the volume-weighted average trading price of the Common Shares is at least $2.00 per Common Share for a period of 20 trading days, the Company may, at its option, accelerate the Expiry Date with 30 days’ notice to the Warrant holders.

All securities issued under the June 2024 Financing are subject to a hold period of four months plus one day from the date of issuance. In connection with the June 2024 Financing, SCP Resource Finance LP (“SCP”), in its capacity as financial advisor to the Company, was paid an advisory fee which the Company has satisfied by issuing to SCP an aggregate of 1,025,000 Units (comprised of 1,025,000 Common Shares and 1,025,000 non-transferable Warrants), and Fort Capital was paid an advisory fee of $250,000, in each case in consideration for providing certain advisory services to the Company in connection with the June 2024 Financing.

The fair value of the Warrants issued under the June 2024 Financing, calculated using the Monte Carlo model, was estimated at $12,533,135. Gross proceeds raised of $27,499,999 and related issuance costs of $250,000 in cash, and the value of $1,087,755 for 1,025,000 Units granted to SCP were allocated to the Common Shares and the Warrants based on relative fair values. The key inputs used in the Monte-Carlo model were as follows:

	June 14, 2024	June 21, 2024
Expected dividend yield	0%	0%
Share price	$0.81	$0.84
Expected share price volatility	83.17%	83.71%
Risk free interest rate	3.23%	3.30%
Expected life of warrant	5 years	5 years

The volatility was determined by calculating the historical volatility of stock prices of the Company over a 5-year period using daily closing prices. The formula used to compute historical volatility is the standard deviation of the logarithmic returns.

During the year ended December 31, 2023, the Company completed the following financing transactions:

On February 24, 2023, the Company issued 4,437,184 Common Shares at a price of $1.75 per share for gross proceeds of $7,765,072 upon the closing of a brokered private placement (the “February 2023 Financing”). In connection with the February 2023 Financing, the Company: (a) paid to the agents a cash commission of $473,383 and (b) issued to the agents 221,448 non-transferable broker warrants of the Company (the “Broker Warrants”). Each Broker Warrant is exercisable to acquire one Common Share at an exercise price of $1.75 per Common Share until February 24, 2025. The fair value of the Broker Warrants was estimated at $167,939 using the Black-Scholes Option Pricing Model. Legal fees related to the February 2023 Financing of $133,164 were also recorded as a share issuance cost.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Expressed in Canadian dollars)

On June 28, 2023, the Company issued 14,772,000 units at a price of $1.10 per unit to EdgePoint for aggregate gross proceeds of $16,249,200 upon the closing of the 2023 Financing Transactions. Each unit comprises one Common Share and 22.5% of one whole common share purchase warrant (each a “Transferable Warrant” and together, the “Transferable Warrants”). The total whole number of Transferable Warrants issuable in the Equity Financing is 3,324,000. Each Transferable Warrant may be exercised by the holder to purchase one Common Share at an exercise price of $1.4375 per Common Share for a period of three years. The fair value of the Transferable Warrants was estimated at $1,898,349 using a proportionate allocation method based on the fair value of each component (Common Shares and warrants). The fair value of the warrants is calculated using the Black-Scholes Option Pricing Model while the fair value of the shares is determined by the share price on the closing date of the Equity Financing times the total number of shares issued.

Fort Capital Partners acted as financial advisor to the Company on the equity portion of the 2023 Financing Transactions and was paid cash fees of $812,460. Legal fees related to the 2023 Financing Transactions (Note 7) totaled $736,067, of which $240,596 was recorded as share issuance cost.

The fair value of the Transferable Warrants in connection with the February 2023 Financing and the 2023 Financing Transactions were calculated using the following assumptions:

	February 24, 2023	June 28, 2023
Expected dividend yield	0%	0%
Share price	$1.73	$1.35
Expected share price volatility	77.52%	92.06%
Risk free interest rate	4.28%	4.13%
Expected life of warrant	2 years	3 years

The volatility was determined by calculating the historical volatility of stock prices of the Company over a period as the expected life of the Transferable Warrants using daily closing prices. The formula used to compute historical volatility is the standard deviation of the logarithmic returns.

On December 14, 2023, the company closed an equity and debt financing package of $21,642,393, comprised of a brokered private placement (the “Private Placement”) and amended Term Loan (Note 7). The Private Placement was entered into by the Company with Cormark Securities Inc. and BMO Capital Markets, as co-lead agents, and Canaccord Genuity Corp., Fort Capital Securities Ltd. and Paradigm Capital Inc. (collectively, the “Agents”). Under the Private Placement, the Company issued an aggregate of 13,133,367 Common Shares at a price of $1.20 per Common Share for aggregate gross proceeds of $15,760,040. In consideration of the services provided by the Agents under the Private Placement, the Company paid to the Agents an aggregate cash commission of $796,983. In connection with the Private Placement, EdgePoint exercised its participation right in respect of the Private Placement (the “Participation Right”) and subscribed for an aggregate of 1,265,800 Common Shares. EdgePoint was granted the Participation Right pursuant to the terms of a subscription agreement between the Company and EdgePoint dated June 28, 2023.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Expressed in Canadian dollars)

b)	Warrants

The following summarizes common share purchase warrant activity:

	Nine months ended September 30, 2024		Year ended December 31, 2023
	Number Outstanding	Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Exercise Price ($)
Outstanding, beginning of the year	6,891,099	1.50	1,098,786	1.96
Issued	36,281,409	1.10	6,595,448	1.46
Exercised	-	-	(100,000)	(1.75)
Expired	(645,651)	(2.05)	(703,135)	(1.80)
Outstanding, end of the period	42,526,857	1.15	6,891,099	1.50

At September 30, 2024, the Company had outstanding common share purchase warrants exercisable to acquire Common Shares as follows:

Warrants Outstanding	Expiry Date	Exercise Price ($)
221,448	February 24, 2025	1.75
5,324,000	June 28, 2026	1.44
700,000	June 28, 2026	1.44
20,259,614	June 14, 2029	1.10
16,021,795	June 21, 2029	1.10
42,526,857

c)	Stock Options

The Company has a stock option plan (the “Plan”) providing the authority to grant options to directors, officers, employees and consultants enabling them to acquire up to 27,100,000 Common Shares of the Company. Under the Plan, the exercise price of each option shall not be less than the discounted market price on the grant date and as approved by the Board of Directors of the Company. The options can be granted for a maximum term of ten years.

The following summarizes the option activity under the Plan:

	Nine months ended September 30, 2024		Year ended December 31, 2023
	Number Outstanding	Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Exercise Price ($)
Outstanding, beginning of the year	13,487,921	1.39	10,407,044	1.10
Issued	3,110,000	1.10	3,833,277	1.75
Exercised	(278,100)	(0.86)	(488,900)	(0.49)
Cancelled	(150,000)	(1.75)	(263,500)	(2.40)
Outstanding, end of the period	16,169,821	1.34	13,487,921	1.39

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Expressed in Canadian dollars)

During the nine months ended September 30, 2024, the Company granted an aggregate of 3,110,000 stock options to employees, directors, officers and consultants with a term of five years. The options have an exercise price of $1.10 per Common Share and vest annually in equal thirds beginning on the date of grant.

During the year ended December 31, 2023, the Company granted an aggregate of 3,833,277 stock options to employees, directors, officers and consultants with a term of five years. The options have an exercise price of $1.75 per Common Share and vest annually in equal thirds beginning on the first anniversary of the date of grant.

For the three and nine months ended September 30, 2024, a total of $933,619 (Q3 2023 – Nil) and $1,712,843 (YTD 2023 – Nil), respectively, was recorded as share-based payment expense and credited to additional paid-in capital.

The fair value of stock options granted was determined using the following assumptions:

	Nine months ended September 30, 2024	Year ended December 31, 2023
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%
Expected share price volatility	117.60%	87.92%
Risk free interest rate	2.91%-3.23%	4.28-4.68%
Expected life of options	2.5-3.5 years	3-4 years

Details of options outstanding as at September 30, 2024 are as follows:

Options Outstanding	Options Exercisable	Expiry Date	Exercise Price ($)
660,000	660,000	February 24, 2025	0.80
240,000	240,000	August 19, 2025	0.45
3,320,100	3,320,000	January 26, 2026	0.39
495,000	495,000	February 25, 2026	1.60
1,185,750	1,185,750	September 29, 2026	0.91
998,794	998,794	October 25, 2026	2.00
2,476,900	2,476,900	January 20, 2027	2.40
3,683,277	1,227,759	August 8, 2028	1.75
3,110,000	1,036,666	August 14, 2029	1.10
16,169,821	11,640,869

d)	DSU Plan

The Company has a deferred share unit plan (the “DSU Plan”) that enables the Company to grant DSUs to eligible non-management directors upon approval by the Board of Directors. The DSUs credited to the account of a director may only be redeemed following the date upon which the holder ceases to be a director. Depending upon the country of residence of a director, the DSUs may be redeemed at any time prior to December 15th in the calendar year following the year in which the holder ceases to be a director and may be redeemed in as many as four installments. Upon redemption, the holder is entitled to a cash payment equal to the number of units redeemed multiplied by the five-day volume weighted average price of the Common Shares on that date. The Company may elect, in its sole discretion, to settle the value of the DSUs redeemed in Common Shares on a one-for-one basis, provided shareholder approval has been obtained on or prior to the relevant redemption date.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Expressed in Canadian dollars)

The following is a continuity of the DSUs:

	Number Outstanding	Market Price (1) ($)	Fair Value ($)
DSUs outstanding at December 31, 2022	200,000	1.49	298,000
Granted	600,951	1.33	798,122
Redeemed	(69,976)	1.19	(83,527)
Fair value adjustment	-		(128,114)
DSUs outstanding at December 31, 2023	730,975	1.21	884,481
Granted	1,116,269	0.79	882,410
Fair value adjustment	-		(473,820)
DSUs outstanding at September 30, 2024	1,847,244	0.70	1,293,071

Note:

(1)	Under the DSU Plan, Market Price is the volume weighted average price on the TSXV for the last five trading days immediately preceding the grant date or redemption date.

During the three and nine months ended September 30, 2024, the DSU compensation, net of fair value adjustments, was $164,193 (Q3 2023 - $252,119) and $408,590 (YTD 2023 - $558,524), respectively, and was recorded as share based compensation expense.

The DSUs are classified as a derivative financial liability measured at fair value, with changes in fair value recorded in profit or loss. The fair value of the DSUs was determined by the volume weighted average price on the TSXV for the last five trading days of each reporting period. As at September 30, 2024, the Company reassessed the fair value of the DSUs at $1,293,071 and recorded the amount as a DSU liability (December 31, 2023 - $884,481).

12. RELATED PARTY TRANSACTIONS

The following amounts due to related parties are included in trade payables and accrued liabilities (Note 6).

	September 30, 2024 $	December 31, 2023 $

Directors and officers of the Company	24,667	93,795
	24,667	93,795

These amounts are unsecured, non-interest bearing and have no fixed terms of repayment.

(a)	Related party transactions

As a result of the 2023 Financing Transactions on June 28, 2023 and December 14, 2023, Cymbria and certain other funds managed by EdgePoint (the “Financing Parties”) acquired a total of 16,037,800 Common Shares, representing approximately 10.7% of the Company’s issued and outstanding Common Shares at the time. The Financing Parties also acquired on closing of the 2023 Financing Transactions an aggregate of 6,024,000 warrants with an expiration date of June 28, 2026 and an exercise price of $1.4375 which, if exercised, together with the Common Shares acquired at closing would result in the Financing Parties holding approximately 14.2% of the Common Shares in the aggregate (calculated on a partially-diluted basis). As a result of the 2023 Financing Transactions, the Financing Parties are related parties of the Company.

For the three and nine months ended September 30, 2024, the Company paid interest of $524,912 (Q3 2023 - $390,411) and $1,563,324 (YTD 2023 - $390,411), respectively, to the Financing Parties.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Expressed in Canadian dollars)

In connection with the June 2024 Financing, EdgePoint subscribed for 7,692,307 Units at $0.78 per Unit for gross proceeds of approximately $6.0 million. As of September 30, 2024, EdgePoint beneficially owns 23,833,224 Common Shares and 13,716,307 Warrants, representing approximately 12.8% of the issued and outstanding Common Shares (approximately 18.8% on a partially-diluted basis assuming the exercise of all warrants held by EdgePoint). All warrants issued to EdgePoint as part of the June 2024 Financing include customary restrictions providing that EdgePoint will not exercise such number of warrants so as to bring its undiluted share ownership percentage above 20.0% of the Company’s issued and outstanding Common Shares without obtaining the requisite shareholder and TSXV approval.

In connection with the June 2024 Financing, certain insiders of the Company subscribed for an aggregate of 1,389,140 Units for gross proceeds of $1,083,529.

(b)	Key management personnel is defined as members of the Board of Directors and senior officers.

Key management compensation was related to the following:

	Nine months ended September 30,
	2024 $	2023 $
Management fees, salaries and benefits	2,596,401	2,679,450
DSUs granted, net of fair value movements	408,590	558,524
Share-based payment	1,014,619	-
	4,019,610	3,237,974

13. FINANCIAL INSTRUMENTS

The Company examines the various financial instrument risks to which it is exposed and assesses the impact and likelihood of those risks. These risks may include interest rate risk, credit risk, liquidity risk, market risk and currency risk. The carrying value of cash and cash equivalents, trade payables and accrued liabilities approximate their fair value due to their short-term nature. Such fair value estimates are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. The fair value of the DSUs is measured using the closing price of the Company’s Common Shares at the end of each reporting period. Fair value measurements of financial instruments are required to be classified using a fair value hierarchy that reflects the significance of inputs in making the measurements. The levels of the fair value hierarchy are defined as follows:

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 – Inputs for the asset or liability that are not based on observable market data.

On September 30, 2024 and December 31, 2023, the fair value of cash and cash equivalents and DSUs is based on Level 1 measurements.

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

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Expressed in Canadian dollars)

Foreign Currency Exchange Rate Risk

Currency risk is the risk that the fair value of future cash flows will fluctuate because of changes in foreign currency exchange rates. In addition, the value of cash and other financial assets and liabilities denominated in foreign currencies can fluctuate with changes in currency exchange rates.

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

Foreign currency denominated financial assets and liabilities which expose the Company to currency risk are disclosed below. The amounts shown are those reported and translated into CAD at the closing rate.

	Short-term exposure		Long-term exposure
	USD $	BWP $	BWP $

September 30, 2024
Financial assets	1,746,290	1,495,375	70,525,700
Financial liabilities	(1,637,329)	(2,190,746)	(1,240,006)
Total exposure	108,961	(695,371)	69,285,694

	Short-term exposure		Long-term exposure
	USD $	BWP $	BWP $

December 31, 2023
Financial assets	2,576,180	755,386	54,082,922
Financial liabilities	(501,458)	(4,851,201)	(3,508,714)
Total exposure	2,074,722	(4,095,815)	50,574,208

The following table illustrates the sensitivity of net loss in relation to the Company’s financial assets and financial liabilities and the USD/CAD exchange rate and BWP/CAD exchange rate, all other things being equal. It assumes a +/- 5% change of the USD/CAD and BWP/CAD exchange rates for the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively.

If the CAD strengthened against the USD and BWP by 5%, it would have had the following impact:

	Short-term exposure			Long-term exposure
	USD $	BWP $	Total $	BWP $
September 30, 2024	5,448	(34,769)	(29,321)	3,464,285
December 31, 2023	103,736	(204,791)	(101,055)	2,528,710

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Expressed in Canadian dollars)

If the CAD weakened against the USD and BWP by 5%, respectively, it would have had the following impact:

	Short-term exposure			Long-term exposure
	USD $	BWP $	Total $	BWP $
September 30, 2024	(5,448)	34,769	29,321	(3,464,285)
December 31, 2023	(103,736)	204,791	101,055	(2,528,710)

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The Company’s credit risk is primarily associated with liquid financial assets. The Company limits exposure to credit risk on liquid financial assets by holding cash and cash equivalents at highly-rated financial institutions.

Liquidity Risk

Liquidity risk is the risk that the Company will encounter difficulty in meeting obligations associated with financial liabilities that are settled by delivering cash or another financial asset. The Company manages the liquidity risk inherent in these financial obligations by regularly monitoring actual cash flows against its annual budget, which forecasts expected cash availability to meet future obligations.

The Company will defer discretionary expenditures, as required, in order to manage and conserve cash required for current liabilities.

The following table shows the Company’s contractual obligations as at September 30, 2024:

	Less than 1 year $	1 - 2 years $	2 - 5 years $	Total $
Trade payables and accrued liabilities	4,904,635	-	-	4,904,635
Vehicle financing	34,232	136,929	109,309	280,470
Term Loan	2,088,235	22,448,529	-	24,536,764
Lease liabilities	675,181	-	-	675,181
	7,702,283	22,585,458	109,309	30,397,050

DSUs liability and provision for leave and severance are not presented in the above liquidity analysis as management considers it is not practical to allocate the amounts into maturity groupings.

Capital Risk Management

The Company manages its capital to ensure that it will be able to continue as a going concern, so that adequate funds are available or are scheduled to be raised to meet its ongoing administrative and operating costs and obligations. This is achieved by the Board of Directors’ review and ultimate approval of budgets that are achievable within existing resources, and the timely matching and release of the next stage of expenditures with the resources made available from capital raises and debt funding from related or other parties. In doing so, the Company may attempt to issue new shares, restructure or issue new debt. Although the Company has been successful in its past equity capital raises and debt funding, there is no assurance that the Company will be able to continue successfully raising equity capital or debt funding in the same manner in the future.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Expressed in Canadian dollars)

The Company is not subject to any externally imposed capital requirements by a regulator or a lending institution.

In the management of capital, the Company includes the components of equity and debt (vehicle financing, lease liabilities and the Term Loan), net of cash.

	September 30, 2024 $	December 31, 2023 $
Shareholder’s equity	7,718,897	9,745,686
Vehicle financing	280,470	236,124
Lease liabilities	675,181	1,611,143
Term Loan	18,710,277	17,956,423
	27,384,825	29,549,376
Cash and cash equivalents	(17,358,377)	(19,245,628)
	10,026,448	10,303,748

15. SEGMENTED INFORMATION

The Company operates in one reportable operating segment being that of the acquisition, exploration and evaluation of mineral properties in three geographic segments, being Botswana, Barbados and Canada. The Company’s geographic segments are as follows:

	September 30, 2024 $	December 31, 2023 $
Current assets
Canada	16,175,522	15,894,177
Barbados	338,247	104,024
Botswana	4,158,740	4,892,707
Total	20,672,509	20,890,908

	September 30, 2024 $	December 31, 2023 $
Property, plant and equipment
Canada	7,481	8,726
Botswana	7,756,566	8,479,773
Total	7,764,047	8,488,499

	September 30, 2024 $	December 31, 2023 $
Exploration and evaluation assets
Botswana	8,855,512	8,594,798

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Expressed in Canadian dollars)

16. CONTINGENT LIABILITIES

There are no environmental liabilities associated with the Mines as at the acquisition dates as all liabilities incurred prior to the acquisitions are the responsibility of the sellers, BCL and TNMC, respectively. The Company has an obligation for the rehabilitation costs arising subsequent to the acquisitions. As of September 30, 2024, management is not aware of or anticipating any contingent liabilities that could impact the financial position or performance of the Company related to its exploration and evaluation assets.

The Company’s exploration and evaluation assets are affected by the laws and environmental regulations that exist in the various jurisdictions in which the Company operates. It is not possible to estimate the future contingent liabilities and the impact on the Company’s operating results due to future changes in the Company’s exploration and development of its projects or future changes in such laws and environmental regulations.

17. GENERAL AND ADMINISTRATIVE EXPENSES

Details of the general and administrative expenses are presented in the following table:

	Three months ended		Nine months ended
	September 30, 2024 $	September 30, 2023 $	September 30, 2024 $	September 30, 2023 $
Advisory and consultancy	74,005	119,072	251,991	705,956
Filing fees	189,783	25,378	460,485	256,929
General office expenses	508,035	413,145	1,232,215	969,768
Insurance	157,781	170,778	486,456	551,791
Investor relations	185,027	137,392	472,244	422,754
Management fee	670,389	865,446	2,239,889	2,496,109
Professional fees	347,303	21,539	962,827	664,228
Salaries and benefits	181,950	183,390	550,975	183,390
Total	2,314,273	1,936,140	6,657,082	6,250,925

For the nine months ended September 30, 2024, $2,708,304 of the general and administrative expenses relate to management fees, office costs, insurance fees, consulting fees, and various other overhead expenses at the Mines (YTD 2023 - $2,694,115).

18. SPARE PARTS

Details of the movements in relation to spare parts are presented in the following table:

Spare Parts $
As at December 31, 2022	-
Additions	212,135
Utilization	-
As at December 31, 2023	212,135
Additions	1,110,663
Utilization	(120,342)
Foreign currency translation	(401)
As at September 30, 2024	1,202,055

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Expressed in Canadian dollars)

Spare parts relate to spares for drilling equipment and underground equipment located at the Mines which are critical for the continued operations of the drilling programs in the event that certain components become worn or inoperable. Spare parts are held in reserve at the mine site and consumed when placed into service.

19. SUBSEQUENT EVENTS

On October 17, 2024, the Company announced that it had granted 1,200,000 options to Altitude Capital Partners Inc. (“Altitude”) in consideration of Altitude’s services. The options will have an exercise price of $1.25 per Common Share for a period of five years from the date of grant and vest in equal monthly tranches of 100,000 options, commencing October 15, 2024 until the earlier of September 15, 2025 and the date the engagement is terminated.

On October 29, 2024, the Company’s restricted share unit plan (the “RSU Plan”) was approved by shareholders at its annual general and special shareholders’ meeting (the “AGSM”). The RSU Plan enables the Company to grant restricted share units (“RSUs”) to eligible participants upon approval by the Board of Directors.

The maximum number of Common Shares that are issuable under the RSU Plan is 5,000,000 Common Shares, provided that the number of Common Shares issuable under the RSU Plan and all other security-based compensation arrangements of the Company and its subsidiaries shall not, in the aggregate, exceed 20% of the number of Common Shares then issued and outstanding. The number and terms of RSUs awarded will be determined by the Board of Directors from time to time.

At the AGSM, shareholders also ratified and approved the prior grant of 1,000,000 RSUs, which were granted based on a market price of $0.76, on August 22, 2024 to certain eligible participants under the RSU Plan. For US GAAP purposes, the grant date is October 29, 2024, being the date that the RSU Plan was approved by shareholders, with the fair value of the RSUs on October 29, 2024 being approximately $600,000 based on a market price of $0.60. The RSU grants are fixed, not subject to vesting conditions other than service, and vest on a three year schedule from the anniversary of the date of grant, with one-third of the RSU grant vesting on each of the first, second and third anniversaries of the date of grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (this “MD&A”) of our financial condition and results of operation should be read in conjunction with the unaudited condensed interim consolidated financial statements of the Company and accompanying notes thereto for the quarters ended September 30, 2024 and 2023 (the “Quarterly Financial Statements”) appearing elsewhere in this Report. This discussion and analysis below includes forward-looking statements that are subject to risks, uncertainties and other factors described in the “Risk Factors” section set forth in the 2023 Form 10-K that could cause actual results to differ materially from those anticipated in these forward-looking statements as a result of various factors. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. We caution you to read the “Cautionary Note Regarding Forward-Looking Statements” section of this Report.

This MD&A is intended to assist the reader to assess material changes in the financial condition of the Company during the quarter ended September 30, 2024, and the results of operations of the Company for the three-month and nine-month periods ended September 30, 2024 and September 30, 2023. The Quarterly Financial Statements and the financial information contained in this MD&A were prepared in accordance with US GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

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

Company Overview

PNRL is a mineral exploration and evaluation company focused on the discovery and advancement of high-quality nickel-copper-cobalt-platinum group metals (“Ni-Cu-Co-PGM”) resources. The principal assets of the Company are the Selebi and Selebi North nickel-copper-cobalt (“Ni-Cu-Co”) mines in Botswana and related infrastructure (together, the “Selebi Mines”), as well as the nickel, copper, cobalt, platinum-group elements (“Ni-Cu-Co-PGE”) Selkirk mine in Botswana, together with associated infrastructure and four surrounding prospecting licenses (collectively, the “Selkirk Mine” and together with the Selebi Mines, the “Mines”). PNRL is committed to governance through transparency, accountability, and open communication within PNRL’s team and stakeholders.

The Company’s principal business activity is the exploration and evaluation of the Mines.

The Mines are permitted with 10-year mining licences and benefit from significant local infrastructure. The Company’s flagship Selebi Mines includes two operational shafts, the Selebi and Selebi North shafts, and related infrastructure such as rail, power and roads.

PNRL is headquartered in Toronto, Ontario, Canada and is publicly traded on the TSX Venture Exchange under the symbol “PNRL”.

Summary of Activities

In 2023, PNRL commenced its Phase 2 drill program undertaking a combination of resource and continued exploration drilling at the Selebi Mines to demonstrate the size potential of the Selebi Mines mineral system, with the aim of establishing an initial mineral resource estimate (“MRE”) on the Selebi Mines (the “Initial MRE”) that will serve as the basis for future engineering studies. The resource drilling at the Selebi Mines commenced underground from the Selebi North infrastructure in August 2023 and is currently ongoing with three drills turning. Assay results for completed holes are released as they are received and confirmed by the Company.

On September 20, 2024, the Company filed the Initial MRE for its Selebi Mines in accordance with Canadian standards. The Initial MRE reflects a significant expansion of the 2016 historic estimate.

During the third quarter and up to November 10, 2024, the Company has drilled approximately 17,167 metres in 36 holes at Selebi North. Assays for a total of 30,915 metres across 71 completed holes, with 3 more in progress, have not been accounted for in the Initial MRE. These assay results will continue to be released as they are received and confirmed by the Company.

The Company plans to continue its work at the Selkirk Mine and its surrounding prospecting licences, which is the Company’s second asset in Botswana, located approximately 75 kilometres north of the Selebi Mines. The focus of this work will be to understand the legacy work done by previous owners, which had advanced the Selkirk Mine to a bankable feasibility study for re-development as an open pit mine.

The Company’s Q3 2024 activities included a re-sampling program of historical drill core to support a MRE in respect of the Selkirk Mine, anticipated to be delivered in Q4 2024. In 2023, the Company completed test work to evaluate an alternative ore processing and tailings management strategy to those used in previous economic studies, the results of which are set forth in the Selkirk Technical Report (as defined herein).

For more information relating to the contemplated activities and milestones for the Mines, please see “Exploration and Evaluation Activities” below.

Highlights and Key Developments to date in 2024:

●	On January 1, 2024, James Gowans was appointed as the Chair of the Board of Directors.

●	The Company continued its Phase 2 Selebi North drilling program, which commenced August 9, 2023. In aggregate to November 10, 2024, the Company has drilled a total of 60,899 metres in 156 drill holes.

●	Since January 1, 2024, the Company has reported assay results from the Selebi Mines from a total of 80 drill holes within and immediately outside of the existing wireframe of the Initial MRE, pursuant to news releases issued from January 18 to November 13, 2024, the full text of which are available on the Company’s website (https://premiumnickel.com/). The Company’s website is not incorporated in this Report.

●	On June 14 and June 21, 2024, the Company closed two tranches of a non-brokered private placement offering of units of the Company (the “Units”), pursuant to which the Company issued a total of 35,256,409 Units at a price of $0.78 per Unit for gross proceeds of approximately $27.5 million (the “June 2024 Financing”). For a more detailed summary of the June 2024 Financing, see “Liquidity — Financings”.

●	On June 24, 2024, Norman MacDonald was appointed to the Board of Directors.

●	On September 19, 2024, the Company announced the appointment of Paul Martin to the Board of Directors of the Company to fill a vacancy resulting from John Hick’s retirement from the Board.

●	On September 20, 2024, the Company filed the Initial MRE for the Selebi Mines, prepared in accordance with Canadian requirements. For details of the Initial MRE, See “Selebi Mines, Botswana”.

●	On October 24, 2024, the Company announced deposit expansion and high-grade assay results for a further three holes, and assays pending for one hole, all drilled outside of the Initial MRE wireframe at its Selebi Mines. Assay highlights include:

SNUG-24-096-W1: South Limb - deepest intersection drilled to date and located 100 meters down plunge of SNUG-24-089 and outside the resource defined in the Initial MRE:

○	12.90 metres of 4.12% CuEq or 2.00% NiEq; and
○	24.50 metres of 2.17% CuEq or 1.05%.

SNUG-24-102 extension: N2 outside the resource defined in the Initial MRE:

○	17.00 metres of 2.02% CuEq or 0.98% NiEq, including 8.10 metres of 2.42% CuEq or 1.17% NiEq.

SNUG-24-114: South Limb infill drilling and N2 outside the resource defined in the Initial MRE:

○	21.30 metres of 4.14% CuEq or 2.01% NiEq, including 13.80 metres of 4.40% CuEq or 2.14% NiEq.

SNUG-24-144: Intersected N2 mineralization outside the resource defined in the Initial MRE. Assay results are pending.

●	On October 28, 2024, the Company announced strong assay results from the re-sampling of historic drill core and an update on the pending mineral resource estimate for the Selkirk Mine. The Company assayed samples from a total of seventeen historic drill holes extracted by the former operator, Tati Nickel Mining Company (“TNMC”), to obtain additional platinum group elements analyses required for the mineral resource estimate on the Selkirk Mine. For further information, see “Selkirk Mine, Botswana”.

●	On November 11, 2024, the Company announced the extension of the Study Phase (as defined under Section 43 of the Botswana Mining Act) for the Selebi Mines project pursuant to the terms of the Selebi asset purchase agreement (the “Selebi APA”) with the BCL liquidator. This extension follows successful completion by the Company of the work and investment milestones required by the Selebi APA. It provides the Company with an additional one year, to February 1, 2026, to complete an economic study and make the next milestone payment, in the amount of US$25 million, under the Selebi APA.

Exploration and Evaluation Activities

The following table outlines for the balance of 2024 key milestones, estimated timing and costs related to each of the Company’s material projects, the Selebi Mines and the Selkirk Mine, based on the Company’s reasonable expectations, intended courses of action and current assumptions and judgement, with information based as of September 30, 2024.

Key Milestones for Project	Expected Timing of Completion	Anticipated Remaining Costs(1)
Selebi Mines(2)
Ongoing drilling and assays	Ongoing, costs to December 2024	$2,000,000
Operating costs, and care & maintenance	Ongoing costs to December 2024	$4,000,000
Engineering and development	Ongoing costs to December 2024	$2,000,000
Selkirk Mine(3)
Mineral resource estimate for Selkirk Mine	Ongoing costs to December 2024	$150,000

Notes:

(1)	As at September 30, 2024.
(2)	The key milestones are to complete the resource characterization drilling program at Selebi North and to complete the underground development required to support underground exploration drilling at the Selebi Main deposit, and focus on advancing key activities that will support an economic study. Please refer to the Selebi Technical Report, including the recommendations provided therein, for more details.
(3)	Expenditures contemplated for the Selkirk Mine are minimal and contingent on additional financing. The contemplated geology and geophysics work represented in this table is a portion of the geology and geophysics work program outlined in the Selkirk Technical Report (as defined below) which is required to advance the project towards a mineral resource estimate and evaluate high priority targets on the prospecting licences. The costs for the mineral resource estimate are data verification costs that include a resampling program.

Readers are cautioned that the above represents the opinions, assumptions and estimates of management considered reasonable at the date the statements are made and are inherently subject to a variety of risks and uncertainties and other known and unknown factors that could cause actual events or results to differ materially from those described above. See “Cautionary Note Regarding Forward Looking Statements”.

Mineral Properties

The information relating to the Selebi Mines is derived from, and in some instances is an extract from, the technical report entitled “NI 43-101 Technical Report, Selebi Mines, Central District, Republic of Botswana” dated September 30, 2024 (with an effective date of June 30, 2024), which was prepared for the Company by SLR Consulting (Canada) Ltd. (“SLR”) (the “Selebi Technical Report”), and in accordance with Canadian standards.

The information relating to the Selkirk Mine is derived from, and in some instances is an extract from, the technical report summary entitled “Technical Report Summary on the Selkirk Nickel Project, North East District, Republic of Botswana” dated June 27, 2024 (with an effective date of May 31, 2024) prepared for the Company by SLR (the “Selkirk Technical Report”), prepared in compliance with the SEC’s Modernization of Property Disclosures for Mining Registrants set forth in subpart 1300 of Regulation S-K.

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

The Selebi Mines infrastructure includes two mines that are currently on care and maintenance, Selebi (#2 Shaft) and Selebi North (#4 Shaft), and associated surface infrastructure.

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

On August 8, 2024, the Company announced the results of the Initial MRE at the Selebi Mines, prepared in accordance with Canadian requirements, which is summarized in the table below:

Selebi Mines Mineral Resource Estimate, June 30, 2024

		Tonnage	Grade		Contained Metal
Classification	Deposit	(Mt)	(% Cu)	(% Ni)	(000 t Cu)	(000 t Ni)
Indicated	Selebi North	3.00	0.90	0.98	27.1	29.5
	Total Indicated	3.00	0.90	0.98	27.1	29.5
Inferred	Selebi Main	18.89	1.69	0.88	319.2	165.5
	Selebi North	5.83	0.90	1.07	52.5	62.4
	Total Inferred	24.72	1.50	0.92	371.7	227.9

The key assumptions, parameters, and methods used to estimate the mineral resources are contained in the Selebi Technical Report. Readers are cautioned that mineral resources are not mineral reserves and do not have demonstrated economic viability.

Exploration

Exploration work completed at the Selebi Mines from 2021 to October 2024 consisted of the sourcing and digitization of existing historical information, confirming collar and down hole location information of selected historical holes, and drilling. PNRL also completed gyro, electromagnetic surveys (“BHEM”), televiewer, and downhole physical property surveys on selected high priority historical and recent exploration holes. A focused structural model over a portion of the Selebi deposit was developed by SRK Consulting Ltd. (“SRK”), and a 3D model of mineralization for use in targeting was created at Selebi North by SLR.

In August 2023, an underground drilling program at Selebi North was initiated, which is currently active with three drills turning. As of November 10, 2024, a total of 60,899 metres has been completed in 156 holes from eight underground drill bays, with three of those holes currently in progress. This new drilling is a combination of infill and exploration drilling to follow the extension of the mineralization down dip and down plunge. The core is sampled and sent to ALS Chemex in Johannesburg for analysis. Assay results are reported as they are received. All holes are surveyed with a gyro instrument and selected holes are surveyed with borehole electromagnetics. To date, a total of 59 underground holes have been surveyed.

A summary of significant intersections at Selebi North as of September 30, 2024, is provided below. For assay results published after September 30, 2024, refer to the Company’s website (https://premiumnickel.com/) (the Company’s website is not incorporated in this Report):

Hole-ID	From (m)	To (m)	Length(1) (m)	Est. True Thickness(2) (m)	Cu (%)	Ni (%)	Co(3) (%)	Limb	CuEq(4) (%)	NiEq(5) (%)
SNUG-23-055	91.70	107.00	15.30	10.0	1.85	1.84	0.10	South	5.65	2.74
SNUG-23-057	190.40	199.95	9.55	6.9	1.81	2.72	0.16	N3	7.42	3.60
SNUG-23-069	264.75	270.60	5.85	5.2	0.70	1.17	0.06	N2 / N3	3.11	1.51
including	266.55	267.00	0.45	0.4	2.10	4.53	0.16	N2 / N3	11.45	5.55
SNUG-24-089	591.95	609.50	17.55	7.5	1.98	2.07	0.11	South	6.25	3.03
SNUG-24-104	377.30	384.30	7.00	5.6	1.64	2.19	0.12	South	6.16	2.98
SNUG-24-105	286.05	321.65	35.60	26.9	1.38	1.54	0.08	South / N2	4.56	2.21
including	286.05	302.20	16.15	12.2	1.80	1.86	0.10	South	5.64	2.73
SNUG-24-096-W1	684.60	697.50	12.90	11.5	1.54	0.95	0.05	South	4.12	2.00
SNUG-24-106	515.70	542.05	26.35	15.0	1.09	1.56	0.08	South	4.31	2.09
including	525.95	542.05	16.10	11.0	1.54	2.10	0.11	South	5.87	2.84
SNUG-24-107	521.20	529.60	8.40	5.0	2.64	2.13	0.11	South	7.04	3.41
SNUG-24-121	400.60	408.90	8.30	8.0	1.86	2.04	0.10	South	6.07	2.94
SNUG-24-123	246.95	260.80	13.85	12.5	1.29	2.33	0.12	South	6.08	2.95
SNUG-24-124	482.45	486.00	3.55	2.4	4.44	0.53	0.03	South	5.52	2.68
including	482.45	484.80	2.35	1.6	6.40	0.68	0.04	South	7.80	3.78
SNUG-24-125	370.20	381.05	10.85	9.3	1.69	0.96	0.06	South	3.67	1.78
including	370.20	375.30	5.10	4.4	2.43	1.41	0.09	South	5.33	2.59
SNUG-24-126	270.65	282.80	12.15	8.2	0.89	1.49	0.07	South	3.97	1.92
SNUG-24-130	483.15	485.80	2.65	1.2	2.10	1.34	0.07	South	4.86	2.36
SNUG-24-130	497.50	511.85	14.35	6.5	1.46	0.92	0.05	South	3.36	1.63
including	503.70	509.50	5.80	2.7	1.46	1.79	0.09	South	5.15	2.50
SNUG-24-131	336.25	343.50	7.25	6.7	1.89	2.71	0.11	South	7.48	3.63
including	336.25	338.05	1.80	1.6	1.86	4.09	0.14	South	10.27	4.99
SNUG-24-132	241.10	255.05	13.95	12.1	1.56	1.16	0.06	South	3.95	1.92
including	241.10	245.90	4.80	4.2	3.32	2.16	0.11	South	7.76	3.77
SNUG-24-133	269.30	277.50	8.20	7.2	2.20	1.56	0.08	N2 / N3	5.41	2.63

Notes:

(1)	Length refers to drillhole length.
(2)	Estimated true thickness is estimated using the MRE wireframe.
(3)	Co is not included in the current MRE as cobalt analyses are not consistently available throughout the deposit.
(4)	CuEq (copper equivalent) was calculated using the formula CuEq=Cu+2.06*Ni.
(5)	NiEq (nickel equivalent) was calculated using the formula NiEq=Ni+0.485*Cu.
(6)	Assuming long-term prices of US$10.50/lb Ni and US$4.75/lb Cu, and nickel and copper recoveries of 72.0% and 92.4%, respectively, derived from metallurgical studies which consider a conceptual bulk concentrate scenario.

Further information on the above assay results can be found in the Company’s news releases and the Selebi Technical Report. Assay results are publicly released as they are received and confirmed by the Company. Additional assay results for the Selebi North underground drilling program, confirmed subsequent to September 30, 2024, can be found in the Company’s news releases outlined in the table below, copies of which are available on the Company’s website (https://premiumnickel.com/). The Company’s website is not incorporated in this Report.

Release Date	Release Title
October 22, 2024	Premium Nickel Selebi North Continues to Deliver: Assays Include 7.25 Metres of 7.48% CuEq or 3.63% NiEq Incl. 1.80 Metres of 10.27% CuEq or 4.99% NiEq
October 24, 2024	Premium Nickel Expands Selebi North Deposit with Discoveries of New Mineralization Beyond Initial Mineral Resource Estimate
November 13, 2024	Premium Nickel Intersects Significant Lengths of Mineralization at Selebi North: 28.70 Metres of 3.45% CuEq or 1.67% NiEq

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

The Selkirk Mine consists of a single mining licence covering an area of 1,458 hectares (14.58 km2) and four prospecting licences covering a total of 12,670 hectares (126.7 km2). The mining licence, 2022/7L, is centred approximately at 21°19’13” S and 27°44’17” E and is held by PNGPL, a subsidiary of PNRL. The mining licence was renewed for ten years commencing on May 27, 2022, ending on May 26, 2032. The four prospecting licences (PL050/2010, PL051/2010, PL210/2010, and PL071/2011) are currently being renewed and are expected to be valid to September 30, 2026.

Exploration

Exploration work completed by PNRL to date has consisted of the sourcing and digitization of existing historical information, confirming collar location information on selected historical holes, re-logging selected drill core, sampling mineralized drill core found untouched on surface, and submitting a number of samples for proof-of-concept metallurgical testing. PNRL has engaged SLR to complete an MRE. Following the data verification exercise, the Company has resampled core in from 17 holes to obtain additional PGM analyses to be used in the MRE at the Selkirk Mine. Re-sampled core was sent to ALS Chemex in Johannesburg for analysis.

A summary of significant intersections at the Selkirk Mine as of September 30, 2024 is provided below:

HOLE ID	FROM (m)	TO (m)	LENGTH(1) (m)	Cu (%)	NI (%)	Co (%)	Au (ppm)	Pt (ppm)	Pd (ppm)	CuEq(2) (%)	NiEq(3) (%)
DSLK012	71.00	211.00	139.00	0.47	0.38	0.02	0.08	0.16	0.68	1.55	0.90
DSLK028	37.00	110.00	68.70	0.32	0.26	0.01	0.06	0.13	0.61	1.11	0.64
DSLK035	61.00	92.85	31.85	0.29	0.27	0.01	0.05	0.13	0.62	1.10	0.64
DSLK035	110.00	189.00	79.00	0.24	0.22	0.01	0.05	0.11	0.49	0.90	0.52
DSLK037	31.15	120.00	88.85	0.29	0.27	0.01	0.05	0.14	0.61	1.09	0.63
DSLK039	120.00	238.00	108.01	0.29	0.21	0.01	0.05	0.11	0.44	0.93	0.54
DSLK040	81.00	169.00	88.00	0.37	0.30	0.02	0.05	0.12	0.53	1.23	0.71
DSLK040	186.60	200.00	13.40	0.51	0.27	0.02	0.05	0.12	0.53	1.30	0.76
DSLK047	107.00	264.00	157.00	0.35	0.29	0.02	0.09	0.12	0.54	1.21	0.70
DSLK075	50.00	73.00	23.00	0.24	0.24	0.01	0.04	0.10	0.50	0.94	0.55
DSLK075	89.00	101.00	12.00	0.27	0.26	0.01	0.05	0.13	0.60	1.06	0.62
DSLK075	115.00	214.00	99.00	0.32	0.27	0.01	0.06	0.13	0.63	1.15	0.67
DSLK079	100.00	214.00	114.00	0.41	0.35	0.02	0.05	0.14	0.59	1.36	0.79
including	123.00	188.00	65.00	0.50	0.43	0.02	0.05	0.17	0.70	1.64	0.96
DSLK086	56.00	76.00	20.00	0.19	0.20	0.01	0.04	0.10	0.39	0.77	0.45
DSLK086	106.00	274.00	168.00	0.30	0.32	0.02	0.05	0.13	0.56	1.19	0.69
DSLK139	277.00	333.00	56.00	0.33	0.28	0.02	0.06	0.13	0.55	1.15	0.67
including	277.00	297.00	20.00	0.39	0.35	0.02	0.06	0.15	0.64	1.38	0.80
DSLK145	90.00	128.00	38.00	0.13	0.16	0.01	0.03	0.09	0.40	0.64	0.37
DSLK145	140.00	202.00	25.80	0.06	0.08	0.01	0.01	0.04	0.14	0.28	0.16
DSLK145	213.00	349.50	136.50	0.28	0.27	0.01	0.05	0.13	0.55	1.06	0.62
including	249.00	349.50	100.50	0.31	0.28	0.01	0.05	0.14	0.60	1.14	0.66
DSLK216	61.00	273.00	210.20	0.36	0.32	0.02	0.06	0.14	0.57	1.25	0.73
including	61.00	97.00	36.00	0.24	0.27	0.02	0.05	0.11	0.44	0.99	0.58
and	117.00	273.00	154.45	0.41	0.35	0.02	0.06	0.15	0.64	1.39	0.81
DSLK218	14.00	46.00	32.00	0.26	0.18	0.02	0.04	0.11	0.33	0.80	0.46
DSLK219	21.00	36.60	15.60	0.29	0.23	0.01	0.05	0.11	0.43	0.95	0.55
DSLK219	41.00	63.80	22.80	0.33	0.24	0.02	0.06	0.11	0.45	1.03	0.60
DSLK219	78.90	99.00	20.10	0.59	0.34	0.02	0.09	0.13	0.61	1.57	0.91
DSLK219	111.00	130.00	19.00	0.27	0.18	0.01	0.04	0.08	0.48	0.84	0.49
DSLK219	181.00	191.00	10.00	0.26	0.18	0.01	0.04	0.08	0.29	0.77	0.45
DSLK232	35.00	70.84	35.84	0.98	1.20	0.06	0.12	0.33	1.74	4.04	2.35
including	47.3	64.00	16.70	1.56	1.73	0.1	0.09	0.37	2.14	5.78	3.36
DSLK243	120.00	306.25	186.25	0.48	0.41	0.02	0.08	0.17	0.76	1.65	0.96

Notes:

(1)	Length refers to drillhole length.
(2)	CuEq was calculated using the formula CuEq=Cu+1.72*Ni+2.57*Co+0.928*Au+0.35*Pt+0.36*Pd assuming October 23, 2024 prices of US$7.38/lb Ni, US$4.29/lb Cu, US$11.02/lb Co, US$2,716.85/troy ounce Au, US$1,017.20/troy ounce Pt and US$1,048.50/troy ounce Pd with no adjustments for recoveries or payabilities.
(3)	NiEq was calculated using the formula NiEq=Ni+0.58*CuEq.

Exploration programs have also been ongoing at the prospecting licences located adjacent to the Selkirk mining licence, with a differential Global Positioning System of seven historical drillhole collars and two surface electromagnetics surveys completed in Q2 2024. The strongest electromagnetic anomaly occurs over the Rooikoppie Prospect, a gossan that was targeted by BCL drill holes. These five holes were located, Differential Global Positioning System coordinates collected, and two holes, DRKP001 and 002, were sampled in Q3 2024. Assays showed no significant results in Ni, Cu, or PGEs.

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

Maniitsoq Nickel-Copper-PGM Project, Southwest Greenland

The Maniitsoq project is centred on the 75 kilometre by 15 kilometre Greenland Norite Belt which hosts numerous high-grade nickel-copper sulphide occurrences associated with mafic and ultramafic intrusions. The property is located 100 kilometres north of Nuuk, the capital of Greenland, and is accessible year-round either by helicopter or by boat from Nuuk or Maniitsoq, the latter located on the coast approximately 15 kilometres to the west. The Company acquired the Maniitsoq project in 2011 due to its potential for the discovery of significant magmatic sulfide deposits in a camp-scale belt. The Maniitsoq property consists of three exploration licences, Sulussagut No. 2011/54 and Ininngui No. 2012/28, comprising 2,182 and 110.9 square kilometres, respectively, and the Carbonatite property No. 2018/21 (63 square kilometres), and a prospecting licence, No. 2020/05, for West Greenland. The Greenland properties have no mineral resources or reserves. Mineral exploration licence (“MEL”) 2018/21 and prospecting licence 2020/05 are in effect until December 31, 2024. MEL 2011/54 expires December 31, 2025, while MEL 2012/28 expires December 31, 2026.

Exploration Activities

Remaining targets were reviewed and prioritized in preparation for a potential field program in 2023, which was deferred. No exploration work was carried out in Greenland to date in 2024.

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

No exploration work was completed to date in 2024 on the Post Creek Property. The claims have sufficient work credits to keep them in good standing until 2027. No material expenditures or activities are contemplated on the Post Creek property at this time.

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

No exploration work was completed on the Halcyon Property to date in 2024. The claims are in good standing through 2027. No material expenditures or activities are contemplated on the Halcyon property at this time.

Quetico Property

The Quetico property is located within the Thunder Bay Mining District of Ontario and in January 2024 consisted of 99 claim cells in two blocks. Cells were acquired to assess: (a) the Quetico Sub-province corridor, which hosts intrusions with Ni-Cu-Co-PGM mineralization related to a late 2690 Ma Archean magmatic event; and (b) the Neoproterozoic (1100 Ma MCR) magmatic event and related intrusions.

No work was carried out on the Quetico property in 2024. The last remaining claims expired on April 26, 2024.

Financial Capability

The Company, being in the exploration stage, is subject to risks and challenges similar to companies in a comparable stage of exploration and development. These risks include the challenges of securing adequate capital for exploration and advancement of the Company’s material projects, operational risks inherent in the mining industry, and global economic and metal price volatility, and there is no assurance management will be successful in its endeavors. As at September 30, 2024, the Company had no source of operating cash flows, nor any credit line currently in place.

As at September 30, 2024, the Company had working capital (calculated as total current assets less total current liabilities) of $15,092,693 (December 31, 2023 – $14,999,619) and reported an accumulated deficit of $135,712,148 (December 31, 2023 – $104,566,816).

As at September 30, 2024, the Company had $17,358,377 in available cash (December 31, 2023 – $19,245,628). There are no sources of operating cash flows. The properties in which the Company currently has an interest are in the pre-revenue stage. As such, the Company is dependent on external financing to fund its activities. In order to carry out the planned development and cover administrative costs, the Company will need to use its existing working capital and raise additional amounts as needed. Subject to any changes in the Company’s operational plan, the Company has the funds to complete its planned mineral resource estimate for the Selkirk Mine, and to advance underground exploration drilling and studies at the Selebi Mines into the first half of 2025. Although the Company has been successful in its past fundraising activities, there is no assurance as to the success of future fundraising efforts or as to the sufficiency of funds raised in the future.

Selected Financial Information and Financial Position

The following amounts are derived from the Company’s unaudited condensed interim consolidated financial statements prepared under US GAAP.

In Canadian dollars, except number of shares issued and outstanding	Three months ended September 30,		Nine months ended September 30,
Income Statement	2024	2023	2024	2023
Net (loss)	(12,004,960)	(7,684,834)	(31,145,332)	(22,199,513)
Weighted average number of common shares outstanding – basic and diluted	185,708,588	135,730,527	163,300,132	125,150,919
Basic and diluted (loss) per share	(0.06)	(0.06)	(0.19)	(0.18)

Balance Sheet	September 30, 2024	December 31, 2023
Additional paid-in capital	144,789,145	116,069,973
Common Shares outstanding	185,708,588	149,300,920
Total assets	37,292,068	37,974,205
Current liabilities	5,579,816	5,891,289
Non-current financial liabilities(1)	18,990,747	18,192,547

Note:

(1)	Non-current financial liabilities include long-term debt and lease liabilities.

Net Loss

The net loss of $31,145,332 for the nine months ended September 30, 2024 was higher by $8,945,819 compared to the prior year comparable period net loss of $22,199,513 largely due to increased exploration activities relating to the Botswana assets, the interest expense on a three-year term loan (the “Term Loan”) with Cymbria Corporation (“Cymbria”), and an increase in share-based payments.

Total Assets

Total assets as at September 30, 2024 decreased by $682,137 from the December 31, 2023 balance. Lower cash balances in the current period and depreciation of property, plant and equipment were largely offset by the purchase of spare parts from BCL.

Current Liabilities and Non-Current Financial Liabilities

Current liabilities as at September 30, 2024 decreased by $311,473 from December 31, 2023 due to a decrease in lease liabilities resulting from the repayment of interest and principal on the Syringa Lodge lease. Non-current financial liabilities as at September 30, 2024 increased by $798,200 from December 31, 2023 as a result of the accretion of costs associated with the Term Loan.

Overall Performance and Results of Operations

As at the date of this Report, the Company has not earned revenue nor proved the economic viability of its projects. The Company’s expenses are not subject to seasonal fluctuations or general trends other than factors affecting costs such as inflation and input prices. The Company’s expenses and cash requirements will fluctuate from period to period depending on the level of activity at the projects, which may be influenced by the Company’s ability to raise capital to fund these activities. Comparisons of activity made between periods should be viewed with this in mind. The Company’s quarterly results may be affected by many factors such as timing of exploration activity, share-based payment costs, capital raised, marketing activities and other factors that affect the Company’s exploration, evaluation and re-development activities.

The following table summarizes the Company’s Operations for the three-month and nine-month periods ended September 30, 2024 and September 30, 2023:

	Three months ended		Nine months ended
	September 30, 2024 $	September 30, 2023 $	September 30, 2024 $	September 30, 2023 $
Expenses
General and administrative expenses	2,314,273	1,936,140	6,657,082	6,250,925
Depreciation	354,581	151,500	1,088,483	241,260
General exploration expenses	7,318,600	4,330,412	18,598,362	13,252,757
Interest and bank charges	10,557	17,035	26,831	34,865
Share-based payment	933,619	-	1,712,843	-
DSUs granted, net	164,193	252,119	408,590	558,524
Net foreign exchange loss	146,359	153,014	360,361	256,917
	11,242,182	6,840,220	28,852,552	20,595,248

Interest (income) expense	(23,945)	126,623	(24,398)	193,441
Interest and accretion cost on debt	786,723	717,991	2,317,178	1,410,824
Net loss for the period	12,004,960	7,684,834	31,145,332	22,199,513

●	General and administrative expenses increased by $378,133 and $406,157 for the three and nine months ended September 30, 2024, respectively, mainly due to higher travel and marketing costs as well as higher professional fees relating to additional regulatory reporting requirements in 2024. For the nine months ended September 30, 2024, $2,708,304 of the general and administrative expenses were related to management fees, office costs, insurance fees, consulting fees, and various other overhead expenses at the Mines (nine months ended September 30, 2023 - $2,694,115).

●	Depreciation increased by $203,081 and $847,223 for the three and nine months ended September 30, 2024, respectively, due to property, plant and equipment acquisitions in late 2023 which started to depreciate in 2024.

●	General exploration expenses increased by $2,988,188 and $5,345,605 for the three and nine months ended September 30, 2024, respectively, as the Company ramped-up drilling, geophysics, engineering, and other activities at the Mines over the year.

●	Share-based payments represents the Company’s long-term incentive program compensation granted to employees, directors, officers and consultants. Share-based payment was $933,619 and $1,712,843 for the three and nine months ended September 30, 2024, respectively, compared to nil in 2023.

●	DSUs granted, net, or deferred share units, represents the Company’s long-term incentive program compensation granted to directors of the Company, net of period end mark to market adjustments. The decrease of $87,926 and $149,934 for the three and nine months ended September 30, 2024, respectively, is due to downward mark to market adjustments on outstanding units resulting from a decrease in the Company’s share price, partially offset by an increase in size of the Board of Directors.

●	Interest income and expense represents interest income earned on cash and cash equivalent deposits and interest expense on the Company’s lease liabilities. Net interest income increased by $150,568 and $217,839 for the three and nine months ended September 30, 2024, respectively, as the Company held higher cash balances arising from the June 2024 Financing in guaranteed investment certificates. Further, the final installment on the drilling equipment lease was paid in April 2024, resulting in lower interest expense for the current year periods.

●	Interest and financing cost on debt comprises the accrued interest on the Company’s debt instruments, as well as the accretion of related transaction costs and fees. The increase of $68,732 and $906,354 for the three and nine months ended September 30, 2024, respectively, relates to the additional $5.9 million of principal on the Term Loan that was added in December 2023.

Cash Flows

The following table summarizes the Company’s cash flows:

	Nine months ended September 30,
	2024 $	2023 $
Cash flows
Operating activities	(27,749,262)	(24,294,641)
Investing activities	65,868	(3,297,177)
Financing activities	26,136,270	31,424,264
Increase (decrease) in cash before effects of exchange rate changes	(1,547,124)	3,832,446
Effect of exchange rate changes on cash and cash equivalents	(340,127)	(142,141)
Change in cash and cash equivalents for the period	(1,887,251)	3,690,305
Cash and cash equivalents at the beginning of the period	19,245,628	5,162,991
Cash and cash equivalents at the end of the period	17,358,377	8,853,296

Operating Activities

Net cash used in operating activities YTD 2024 increased by $3,454,621 compared to YTD 2023, a result of a ramp-up in drilling, geophysics, engineering, and other activities at the Mines over the year.

Investing Activities

Key investing activities relate to the acquisition of property, plant and equipment. Net cash used in investing activities YTD 2024 decreased by $3,231,309 compared to YTD 2023. The higher spending in YTD 2023 was related to the upfront purchase of tools and parts for the three drills which were leased in 2023.

Financing Activities

Net cash provided by financing activities YTD 2024 decreased by $5,287,994 compared to YTD 2023. During the first nine months of 2023, the Company obtained a term loan for gross proceeds of approximately $15.0 million and closed private placements for gross proceeds of approximately $24.0 million, using a portion of those funds to repay a $7.0 million promissory note from Pinnacle Island LP. During the first nine months of 2024, the Company closed private placements for gross proceeds of approximately $27.5 million, and had no additional borrowings.

Liquidity

Capital Resources

As at September 30, 2024, the Company had $17,358,377 in available cash (December 31, 2023 – $19,245,628). The Company has no sources of operating cash flows. Subject to any changes in the Company’s operational plan, the Company has the funds to complete its planned mineral resource estimate for the Selkirk Mine, and to advance underground exploration drilling and studies at the Selebi Mines into the first half of 2025. Given the Company’s current financial position and the ongoing exploration and evaluation expenditures, the Company will need to raise additional capital through the issuance of equity or other available financing alternatives to continue funding its operating, exploration and evaluation activities, and re-development of its mineral properties. Although the Company has been successful in its past fund-raising activities, there is no assurance as to the success of future fundraising efforts or as to the sufficiency of funds raised in the future.

Going Concern

For the three months ended September 30, 2024, the Company incurred a loss of $12,004,960 and reported an accumulated deficit of $135,712,148 as at September 30, 2024 (December 31, 2023 – $104,566,816). At the end of Q3 2024, the Company required additional funds to continue its planned operations and meet its future obligations, commitments and forecasted expenditures through September 30, 2025. Management is aware, in making its assessment, of material uncertainties related to events and conditions that may cast a substantial doubt upon the Company’s ability to continue as a going concern, and accordingly, the appropriateness of the use of accounting principles applicable to a going concern. The accompanying Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities, and the reported expenses and comprehensive loss that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material. In assessing whether a going concern assumption is appropriate, management considers all available information about the future, which is at least, but not limited to, twelve months from the end of the reporting period.

Financings

During the nine months ended September 30, 2024, the Company completed the following financing transactions:

On June 14, 2024, the Company closed the first tranche of the June 2024 Financing, pursuant to which the Company issued an aggregate 19,234,614 Units at a price of $0.78 per Unit (the “Issue Price”) for aggregate gross proceeds of $15,002,999. Each Unit is comprised of one common share of the Company (each, a “Common Share”) and one common share purchase warrant of the Company (each, a “Warrant”).

Each Warrant entitles the holder thereof to acquire one Common Share for a period expiring 60 months following the date of issuance (the “Expiry Date”) at a price of $1.10 per Common Share. If, at any time prior to the Expiry Date, the volume-weighted average trading price of the Common Shares is at least $2.00 per Common Share for a period of 20 trading days, the Company may, at its option, accelerate the Expiry Date with 30 days’ notice to the Warrant holders.

On June 21, 2024, the Company closed the second tranche of the June 2024 Financing and issued an additional 16,021,795 Units at the Issue Price for gross proceeds of $12,497,000. Together with proceeds from the first tranche, the total size of the June 2024 Financing is approximately $27.5 million.

The net proceeds of the June 2024 Financing will be used by the Company to advance the exploration and development of the Mines in Botswana and for general corporate and working capital purposes. See “Use of Proceeds” for more details.

On December 14, 2023, the Company closed a financing (the “December 2023 Financing”) comprised of a brokered private placement of units (the “Private Placement”) and an amended Term Loan. The Private Placement was entered into by the Company with Cormark Securities Inc. and BMO Capital Markets, as co-lead agents, and Canaccord Genuity Corp., Fort Capital Securities Ltd. and Paradigm Capital Inc. Under the Private Placement, the Company issued an aggregate of 13,133,367 Common Shares at a price of $1.20 per Common Share for aggregate gross proceeds of $15,760,040. The principal amount of the Term Loan was increased by $5,882,353 (the “Additional Principal Amount”) from $15,000,000 to $20,882,353. The Additional Principal Amount was subject to an original issue discount of approximately 15% and was advanced by Cymbria to the Company as a single advance of $5,000,000. The net proceeds from the December 2023 Financing were $19,743,845 after fees and expenses, which are being used to advance the exploration and evaluation of the Mines and for general corporate and working capital purposes. As at September 30, 2024, all of the net proceeds of the December 2023 Financing had been expended as planned.

Use of Proceeds

The following table provides a summary of the principal use of proceeds of the June 2024 Financing and the December 2023 Financing.

Principal Purpose	Estimated Amount as at September 30, 2024(1) $’000		Amounts Expended as at September 30, 2024 $’000
June 2024 Financing
Activities relating to the Selebi Mines	20,700	(2)	7,405
Activities relating to the Selkirk Mine	500	(3)	257
General corporate and working capital	6,100	(4)	1,397
	27,300		9,059

December 2023 Financing
Activities relating to the Selebi Mines	11,520	(5)	11,520
Activities relating to the Selkirk Mine	400	(6)	400
General corporate and working capital	7,839	(7)	7,839
	19,759		19,759

Notes:

(1)	The use of the June Financing proceeds has been updated as of September 30, 2024 to reflect any changes in planned activities, as outlined below.
(2)	Represents approximately: (i) $18,000,000 for the advancement of the Selebi Mines towards an economic study; (ii) $1,370,000 for mining licence extension payment; and (iii) $1,361,062 for the last installment of the purchase price of the Syringa Lodge.
(3)	Represents the cost to advance the Selkirk Mine towards a mineral resource estimate and exploration activities on the Prospecting Licences.
(4)	Represents approximately: (i) $1,044,118 allocated to the payment of interest on the Term Loan; and (ii) $5,055,882 allocated to general corporate expenses.
(5)	Represents approximately: (i) $8,325,000 for the advancement of the Selebi Mines towards a NI 43-101 compliant mineral resource estimate; (ii) $1,400,000 for mining licence extension payment; and (iii) $1,795,000 in local management, consulting, accounting, finance, human resources and health/safety/environmental/security.
(6)	Represents certain geophysics and geology costs, care and maintenance and prospecting licences.
(7)	Represents approximately: (i) $2,080,000 allocated to the payment of interest on the Term Loan; and (ii) $5,759,000 allocated to general corporate expenses.

Working Capital

As at September 30, 2024, the Company had a positive working capital of $15,092,693 (December 31, 2023 – $14,999,619). The marginal increase in working capital is mainly due to an increase in spare parts inventory, partially offset by a decrease in lease liabilities.

Contractual Obligations and Contingencies

Selebi Mines

As per the Selebi APA, the aggregate purchase price payable to the seller for the Selebi Mines is the sum of USD 56,750,000 which amount shall be paid in three instalments:

●	USD 1,750,000 payable on the closing date, and payment of care and maintenance funding contributions in respect of the Selebi Mines from March 22, 2021 to the closing date of USD 5,178,747. These payments have been made.

●	USD 25,000,000 upon the earlier of: (a) approval by the Botswana Ministry of Mineral Resources, Green Technology and Energy Security (“MMRGTES”) of the Company’s Section 42 and Section 43 applications (for the further extension of the mining licence and conversion of the mining licence into an operating licence, respectively); and (b) on the expiry date of the study phase, January 31, 2026, which pursuant to the Selebi APA has been extended for one year from the original expiry date of January 31, 2025. This extension follows successful completion by the Company of the work and investment milestones required by the Selebi APA.

●	The third instalment of USD 30,000,000 is payable on the completion of mine construction and production start-up by the Company on or before January 31, 2030, but not later than four years after the approval by the Minister of MMRGTES of the Company’s Section 42 and Section 43 applications.

As per the terms and conditions of the Selebi APA, the Company has the option to cancel the second and third payments and return the Selebi Mines to the liquidator if the Company determines that the Selebi Mines are not economical. The Company also has an option to pay in advance the second and third payments if the Company determines that the Selebi Mines are economical. The Company’s accounting policy is to measure and record contingent consideration when the conditions associated with the contingency are met. As of September 30, 2024, none of the conditions of the second and third instalments have been met, hence these amounts are not accrued in the Financial Statements.

In addition to the Selebi APA, the purchase of the Selebi Mines is also subject to a contingent compensation agreement as well as a royalty agreement with the liquidator.

Phikwe South and the Southeast Extension

In August 2023, the Company announced that it had entered into a binding commitment letter with the liquidator of BCL to acquire a 100% interest in two additional deposits, Phikwe South the Southeast Extension, located adjacent to and immediately north of the Selebi North historical workings. The acquisition of the Phikwe South and the Southeast Extension deposits is subject to customary closing conditions and is expected to close in Q4 2024.

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

Selkirk Mine

In regard to the Selkirk Mine, the purchase agreement does not provide for a purchase price or initial payment for the purchase of the assets. The Selkirk purchase agreement provides that if the Company elects to develop Selkirk first, the payment of the second Selebi instalment of US$25 million would be due upon the approval by the Minister of MMRGTES of the Company’s Section 42 and Section 43 applications (for the further extension of the Selkirk mining licence and conversion of the Selkirk mining licence into an operating licence, respectively). For the third Selebi instalment of US$30 million, if Selkirk were commissioned earlier than Selebi, the payment would trigger on Selkirk’s commission date.

Right-of-Use Assets

On July 9, 2022, the Company executed a sales agreement with Tuli Tourism Pty Ltd. (the “Seller”) for the Syringa Lodge in Botswana and obtained possession of the property in August 2022. Pursuant to the agreement, the aggregate purchase price payable to the Seller shall be the sum of $3,213,404 (BWP 30,720,000), payable in three installments. A deposit of $482,011 (BWP 4,608,000) was paid in August 2022, and a second installment of $1,306,906 (BWP 13,056,000) was paid in July 2023. On September 12, 2024, the sales agreement was amended and the Company paid 50% of the final installment of $653,061 (BWP 6,528,000) with the remaining balance of $665,203 (BWP 6,528,000) due on November 30, 2024. Title of the asset transfers to the Company upon payment of the remaining balance. All other terms and conditions remained the same.

On March 14, 2023, the Company entered into a drilling equipment supply agreement with Forage Fusion Drilling Ltd. (“Forage”) of Hawkesbury, Ontario to purchase specific drilling equipment on a “rent to own” basis with the purchase price to be paid in monthly payments. Pursuant to the agreement, the aggregate purchase price payable to Forage is $2,942,000. A payment of $1,700,000 was paid in March 2023 to purchase all the tooling, diamonds and critical spares required for 32,000 metres of drilling. The balance, covering the purchase of the drills, was payable in twelve equal monthly instalments of $103,500. The equipment arrived at the site in July 2023 and is now 100% owned by PNRL.

Post Creek

Commencing August 1, 2015, the Company is obligated to pay advances on the Post Creek net smelter return of $10,000 per annum. To date in 2024, the Company paid $10,000, which will be deducted from any payments to be made under the net smelter return.

Halcyon

Commencing August 1, 2015, the Company is obligated to pay advances on the Halcyon net smelter return of $8,000 per annum. To date in 2024, the Company paid $8,000, which will be deducted from any payments to be made under the net smelter return.

Contingencies

There are no environmental liabilities associated with the Mines as at the acquisition dates as all liabilities incurred prior to the acquisitions are the responsibility of the sellers, BCL and TNMC, respectively. The Company has an obligation for the rehabilitation costs arising subsequent to the acquisitions. As of September 30, 2024, management is not aware of or anticipating any contingent liabilities that could impact the financial position or performance of the Company related to its exploration and evaluation assets.

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

Related Party Transactions

Key management personnel

Key management (defined as members of the Board of Directors and senior officers) compensation was related to the following:

	September 30, 2024 $	September 30, 2023 $
Management fees, salaries and benefits	2,596,401	2,679,450
DSUs granted, net of fair value movements	408,590	558,524
Share-based payment	1,014,619	-
	4,019,610	3,237,974

Other related parties

As a result of the financing that closed on June 28, 2023 with Cymbria and EdgePoint Investment Group Inc., as portfolio manager on behalf of certain mutual funds managed by it (“EdgePoint”), and the increase of the Term Loan by the Additional Principal Amount on December 14, 2023 (the “EdgePoint Transactions”), Cymbria and certain other funds managed by EdgePoint (the “Financing Parties”) have acquired a total of 16,037,800 Common Shares, representing approximately 10.7% of the Company’s issued and outstanding shares at the time. The Financing Parties also acquired on closing an aggregate of 6,024,000 Warrants with a three-year term and an exercise price of $1.4375 which, if exercised, together with the shares acquired at closing, would result in the Financing Parties holding approximately 14.2% of the Company’s shares in the aggregate (calculated on a partially-diluted basis). As the result of the EdgePoint Transactions, the Financing Parties are related parties of the Company. For the three and nine months ended September 30, 2024, the Company paid interest of $524,912 (Q3 2023 - $390,411) and $1,563,324 (YTD 2023 - $390,411), respectively, to the Financing Parties.

On June 14, 2024, as part of the June 2024 Financing, EdgePoint further subscribed for 7,692,307 Units at $0.78 per Unit for gross proceeds of approximately $6.0 million. Each Unit is comprised of one Common Share and one Warrant. As of September 30, 2024, EdgePoint beneficially owns 23,833,224 Common Shares and 13,716,307 Warrants, representing approximately 12.8% of the issued and outstanding Common Shares (approximately 18.8% on a partially-diluted basis assuming the exercise of all Warrants held by EdgePoint). All warrants issued to EdgePoint as part of the June 2024 Financing include customary restrictions providing that EdgePoint will not exercise such number of warrants so as to bring its undiluted share ownership percentage above 20.0% of the Company’s issued and outstanding Common Shares without obtaining the requisite shareholder and TSXV approval.

In connection with the June 2024 Financing, certain insiders of the Company subscribed for an aggregate of 1,389,140 Units for gross proceeds of $1,083,529.

Segmented Disclosure

The Company operates in one reportable operating segment being that of the acquisition, exploration and evaluation of mineral properties in three geographic segments being Botswana, Barbados and Canada. The Company’s geographic segments are as follows:

	September 30, 2024 $	December 31, 2023 $
Current assets
Canada	16,175,522	15,894,177
Barbados	338,247	104,024
Botswana	4,158,740	4,892,707
Total	20,672,509	20,890,908

	September 30, 2024	December 31, 2023
Property, plant and equipment
Canada	7,481	8,726
Botswana	7,756,566	8,479,773
Total	7,764,047	8,488,499

	September 30, 2024	December 31, 2023
Exploration and evaluation assets
Botswana	8,855,512	8,594,798

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements as at September 30, 2024.

Share Capital Information

As of the date of this report, the fully diluted share capital of the Company, including Common Shares issuable upon exercise of securities of the Company exercisable for Common Shares, is as follows:

Securities	Common Shares
Common Shares	185,708,588
Preferred shares(1)	13,131
DSUs	1,847,244
Warrants	42,526,857
Stock options	17,369,821
RSUs	1,000,000
Fully diluted share capital	248,465,641

Note:

(1)	The 118,186 outstanding preferred shares are convertible into Common Shares at a 9:1 ratio.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on the evaluation of these disclosure controls and procedures, management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2024 due to the material weaknesses in internal control over financial reporting that were disclosed in our 2023 Form 10-K, namely: lack of controls and process over significant estimates and judgment applied in assessing complex accounting transactions; lack of segregation of duties over posting and reviewing complex accounting transactions; and lack of communication between legal consultants and management related to SEC filing requirements. As a result of the material weaknesses identified, we performed additional analysis and other post-closing procedures. Notwithstanding these material weaknesses, management has concluded that the unaudited condensed interim consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 present fairly, in all material respects, the financial position of the Company as at September 30, 2024 in conformance with US GAAP.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We have no knowledge of any material, active, pending or threatened legal, administrative or judicial proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 1A. Risk Factors

Risks and other factors include those listed under “Risk Factors” in the 2023 Form 10-K and elsewhere in this Report, as well as the risk identified below.

Lack of Established Mineral Reserves

The Company is a mineral exploration and development company that is focused on the redevelopment of the previously producing Mines. To that end, the Company’s properties have no established mineral reserves at this time. While the Selebi project has an Initial MRE in accordance with Canadian standards, the Company has not yet established any proven or probable mineral reserves on the Selebi Mines project. The lack of established mineral reserves means that the economic viability of the Selebi project has not been confirmed. There is no assurance that further exploration will lead to the discovery of an economically viable mineral deposit.

Further, there is no assurance that any of the Company’s projects can be mined profitably. Accordingly, it is not assured that the Company will realize any profits in the short to medium term, if at all. Any profitability in the future from the business of the Company will be dependent upon the development and commercial mining of economically viable mineral deposits, which in itself is subject to numerous risk factors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following tables outline the number of Common Shares and securities that are convertible into Common Shares issued by the Company pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), during the third quarter ended September 30, 2024.

Date of Issuance	Security	Exercise Price per Security ($)	Number of Securities
August 14, 2024	Stock Options	1.10	3,110,000
September 30, 2024	DSUs	N/A	453,568

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Includes the following financial and related information from Premium Nickel Limited Resource’s Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) Unaudited Condensed Interim Consolidated Balance Sheets, (2) Unaudited Condensed Interim Consolidated Statements of Operations and Comprehensive Loss, (3) Unaudited Condensed Interim Consolidated Statements of Changes in Shareholders’ (Deficit) Equity, (4) Unaudited Condensed Interim Consolidated Statements of Cash Flows, and (5) Notes to the Unaudited Condensed Interim Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2024	PREMIUM NICKEL RESOURCES LTD. (Registrant)

	By:	/s/ Keith Morrison
	Name:	Keith Morrison
	Title:	Chief Executive Officer (principal executive officer)

	By:	/s/ Peter Rawlins
	Name:	Peter Rawlins
	Title:	Chief Financial Officer (principal financial officer)

