Form 10-Q/A
period 2024-09-30
Premium Resources Ltd.
filed 2024-12-20
CIK 795800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-14740

PREMIUM RESOURCES LTD.

(Exact name of registrant as specified in its charter)

Ontario, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 3400, One First Canadian Place, P.O. Box 130, Toronto, Ontario, Canada	M5X 1A4
(Address of principal executive offices)	(Zip Code)

(604) 770-4334

(Registrant’s telephone number, including area code)

Premium Nickel Resources Ltd.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 12, 2024, there were 185,708,588 Common Shares issued and outstanding.

TABLE OF CONTENTS

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 6	Exhibits	19

SIGNATURES		20

Explanatory Note

Premium Resources Ltd., formerly known as Premium Nickel Resources Ltd. (the “Company”), is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”), to its periodic report on Form 10-Q, which was initially filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2024 (the “Initial Filing”). This Amendment is being filed to amend and restate the Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) to remove resource estimates related to the Selebi Mines (as defined in the MD&A) prepared in accordance with Canadian requirements, but that were not prepared and presented with the requirements of the SEC under subpart 1300 of Regulation S-K (17 CFR Part 229).

On November 15, 2024, the Company filed a Certificate of Amendment with the Ministry of Public and Business Service Delivery of Ontario, Canada, to change the Company’s name to Premium Resources Ltd. from Premium Nickel Resources Ltd (the “Name Change”). The Name Change was approved by the Company’s shareholders at the Annual General and Special Meeting of shareholders of the Company held on October 29, 2024. All references to Premium Nickel Resources Ltd., Premium Nickel or PNRL throughout this Amendment should be read as referring to the Company. In connection with the Name Change, the Company’s website was changed to https://premiumresources.com. As such, certain references to the Company’s former website have also been updated in the amended and restated MD&A presented in this Amendment to update the Company’s website address.

Pursuant to the rules of the SEC, Item 6 of Part II of the Initial Filing has been amended to contain currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and our principal financial officer are attached to this Amendment as Exhibits 31.1 and 31.2. Because no financial statements are included in this Form 10-Q/A and this Form 10-Q/A does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. Further, because no financial statements are included in this Amendment, new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with this Amendment.

Except as described above, no other changes have been made to the Initial Filing. Except as described above, this Amendment does not reflect events occurring after the filing of the Initial Filing, or modify or update those disclosures, including any exhibits to the Initial Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Initial Filing. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Initial Filing.

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

For more information relating to the contemplated activities and milestones for the Mines, please see “Exploration and Evaluation Activities” below.

Highlights and Key Developments to date in 2024:

●	On January 1, 2024, James Gowans was appointed as the Chair of the Board of Directors.

●	The Company continued its Phase 2 Selebi North drilling program, which commenced August 9, 2023. In aggregate to November 10, 2024, the Company has drilled a total of 60,899 metres in 156 drill holes.

●	Since January 1, 2024, the Company has reported assay results from the Selebi Mines from a total of 80 drill holes within and immediately outside of the existing wireframe of the Initial MRE, pursuant to news releases issued from January 18 to November 13, 2024, the full text of which are available on the Company’s website (https://premiumresources.com/). The Company’s website is not incorporated in this Report.

●	On June 14 and June 21, 2024, the Company closed two tranches of a non-brokered private placement offering of units of the Company (the “Units”), pursuant to which the Company issued a total of 35,256,409 Units at a price of $0.78 per Unit for gross proceeds of approximately $27.5 million (the “June 2024 Financing”). For a more detailed summary of the June 2024 Financing, see “Liquidity — Financings”.

●	On June 24, 2024, Norman MacDonald was appointed to the Board of Directors.

●	On September 19, 2024, the Company announced the appointment of Paul Martin to the Board of Directors of the Company to fill a vacancy resulting from John Hick’s retirement from the Board.

●	On September 20, 2024, the Company filed the Initial MRE for the Selebi Mines, prepared in accordance with Canadian requirements.

●	On October 24, 2024, the Company announced deposit expansion and high-grade assay results for a further three holes, and assays pending for one hole, all drilled outside of the Initial MRE wireframe at its Selebi Mines. Assay highlights include:

➢	SNUG-24-096-W1: South Limb - deepest intersection drilled to date and located 100 meters down plunge of SNUG-24-089 and outside the resource defined in the Initial MRE:

○	12.90 metres of 4.12% CuEq or 2.00% NiEq; and
○	24.50 metres of 2.17% CuEq or 1.05%.

➢	SNUG-24-102 extension: N2 outside the resource defined in the Initial MRE:

○	17.00 metres of 2.02% CuEq or 0.98% NiEq, including 8.10 metres of 2.42% CuEq or 1.17% NiEq.

➢	SNUG-24-114: South Limb infill drilling and N2 outside the resource defined in the Initial MRE:

○	21.30 metres of 4.14% CuEq or 2.01% NiEq, including 13.80 metres of 4.40% CuEq or 2.14% NiEq.

➢	SNUG-24-144: Intersected N2 mineralization outside the resource defined in the Initial MRE. Assay results are pending.

●	On October 28, 2024, the Company announced strong assay results from the re-sampling of historic drill core and an update on the pending mineral resource estimate for the Selkirk Mine. The Company assayed samples from a total of seventeen historic drill holes extracted by the former operator, Tati Nickel Mining Company (“TNMC”), to obtain additional platinum group elements analyses required for the mineral resource estimate on the Selkirk Mine. For further information, see “Selkirk Mine, Botswana”.

●	On November 11, 2024, the Company announced the extension of the Study Phase (as defined under Section 43 of the Botswana Mining Act) for the Selebi Mines project pursuant to the terms of the Selebi asset purchase agreement (the “Selebi APA”) with the BCL liquidator. This extension follows successful completion by the Company of the work and investment milestones required by the Selebi APA. It provides the Company with an additional one year, to February 1, 2026, to complete an economic study and make the next milestone payment, in the amount of US$25 million, under the Selebi APA.

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

On August 8, 2024, the Company announced the results of the Initial MRE at the Selebi Mines, prepared in accordance with Canadian requirements.

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

A summary of significant intersections at Selebi North as of September 30, 2024, is provided below. For assay results published after September 30, 2024, refer to the Company’s website (https://premiumresources.com/) (the Company’s website is not incorporated in this Report):

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

Further information on the above assay results can be found in the Company’s news releases and the Selebi Technical Report. Assay results are publicly released as they are received and confirmed by the Company. Additional assay results for the Selebi North underground drilling program, confirmed subsequent to September 30, 2024, can be found in the Company’s news releases outlined in the table below, copies of which are available on the Company’s website (https://premiumresources.com/). The Company’s website is not incorporated in this Report.

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

Date: December 20, 2024	PREMIUM RESOURCES LTD. (Registrant)

	By:	/s/ Keith Morrison
	Name:	Keith Morrison
	Title:	Chief Executive Officer (principal executive officer)

	By:	/s/ Peter Rawlins
	Name:	Peter Rawlins
	Title:	Chief Financial Officer (principal financial officer)

