Form 10-K
period 2024-12-31
Premium Resources Ltd.
filed 2025-03-20
CIK 795800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2024, was approximately US$89 million.

As of March 19, 2025, there were 428,986,474 Common Shares issued and outstanding.

PREMIUM RESOURCES LTD.

Annual Report on Form 10-K
For the year ended December 31, 2024

-i-

Part I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) for Premium Resources Ltd. (the “Company” or “PREM”) (as defined herein), contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Risk Factors” in Part I, Item 1A and elsewhere in this Report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors”. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date hereof. You should read this Report and the documents that we have filed as exhibits to this Report completely and with the understanding that our actual future results may be materially different from what we expect.

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

Unless otherwise indicated, all references to “$”, “C$” and “dollars” in this Report refer to Canadian dollars, references to “US$” in this Report refer to United States dollars and references to “BWP” in this Report refer to Botswanan pula. On December 31, 2024, the daily exchange rate: (i) for one United States dollar expressed in Canadian dollars was US$1.00 = C$1.4389 (or C$1.00 = US$0.6950); (ii) for one Botswanan pula expressed in Canadian dollars was BWP 1.00 = C$0.1018 (or C$1.00 = BWP 9.8232); and (iii) for one Botswanan pula expressed in United States dollars was BWP 1.00 = US$0.0707 (or US$1.00 = BWP 14.1346). “This quarter” or “the quarter” means the fourth quarter (“Q4”) of 2024. “Year-to-date” or “year-to-date period” means the twelve months ended December 31 (“YTD”).

Item 1. BUSINESS.

Premium Resources Ltd. and its wholly-owned subsidiaries’ principal business activity is the exploration and evaluation of PREM’s flagship asset, the Selebi nickel-copper-cobalt sulphide mine in Botswana and, separately, the Company’s Selkirk nickel-copper-cobalt-platinum group elements sulphide mine, also in Botswana. The common shares of PREM (“Common Shares”) are listed and posted for trading on the TSX Venture Exchange (the “TSXV”) under the symbol “PREM”. Prior to November 20, 2024, the Company traded on the TSXV under its previous name and symbol, Premium Nickel Resources Ltd. and PNRL, respectively. In addition, the Common Shares are currently quoted on the OTC Pink Open Market under the symbol “PRMLF”.

The following corporate structure chart sets out details of the direct and indirect ownership of the principal subsidiaries of the Company:

Premium Resources Ltd.
(Ontario)
100%
100%
NAN Exploration Inc.
(Ontario)
PNR Amalco Ltd.
(Ontario)
100%
Premium Resources International Ltd.
(Barbados)
100%
100%
Premium Resources Selkirk (Barbados) Limited
(Barbados)
Premium Resources Selebi (Barbados) Limited
(Barbados)
100%
100%
Premium Nickel Group Proprietary Limited(1)
(Botswana)
Premium Nickel Resources Propietary Limited(2)
(Botswana)

Notes:

(1)	Premium Nickel Group Proprietary Limited (“PNGPL”) owns the Selkirk Assets (as defined below).
(2)	Premium Nickel Resources Proprietary Limited (“PNRPL”) owns the Selebi Assets (as defined below).

The Company’s head and registered office is located at One First Canadian Place, 100 King Street West, Suite 3400, Toronto, Ontario, Canada, M5X 1A4.

PREM is a mineral exploration and evaluation company focused on the discovery and advancement of high-quality nickel-copper-cobalt-platinum group elements (“Ni-Cu-Co-PGE”) resources. The principal assets of the Company are the Selebi and Selebi North nickel-copper-cobalt (“Ni-Cu-Co”) mines in Botswana and related infrastructure (together, the “Selebi Mines”), as well as the Ni-Cu-Co-PGE Selkirk mine in Botswana, together with associated infrastructure and four surrounding prospecting licences (collectively, the “Selkirk Mine” and together with the Selebi Mines, the “Mines”).

The Selebi and Selkirk mines are permitted with 10-year mining licences, granted in 2022, and renewable upon the submission of approved mine plans and other customary conditions, and benefit from significant local infrastructure. The Company’s flagship Selebi Mines includes two operational shafts, the Selebi and Selebi North shafts, and related infrastructure such as rail, power and roads.

Summary of Activities

In 2023, PREM commenced its Phase 2 drill program undertaking a combination of resource and continued exploration drilling at the Selebi Mines to demonstrate the size potential of the Selebi Mines mineral system, with the aim of establishing an initial mineral resource estimate on the Selebi Mines (the “Initial Selebi MRE”).

On December 23, 2024, the Company filed the Initial Selebi MRE in conformance with the United States Securities and Exchange Commission’s (“SEC”) Modernized Property Disclosure Requirements for Mining Registrants as described in Subpart 1300 of Regulation S-K, Disclosure by Registrants Engaged in Mining Operations (S-K 1300) and Item 601(b)(96) Technical Report Summary, entitled “S-K 1300 Technical Report Summary, Selebi Mines, Central District, Republic of Botswana” (the “Selebi TRS”) and dated December 17, 2024 (with an effective date of June 30, 2024) for its Selebi Mines. The Initial Selebi MRE will serve as the basis for future engineering and economic studies.

The Selebi North underground (“SNUG”) resource and exploration drilling program continued throughout 2024 and into 2025. During 2024 and up to the date of this Report, the Company has drilled approximately 45,827 metres in 87 holes, bringing the SNUG drilling program total to 63,947 metres in 162 holes. Assays for a total of 33,963 metres across 80 completed holes have not been accounted for in the Initial Selebi MRE.

The Company has begun testing the deeper borehole electromagnetic (“BHEM”) plates from N2 Limb and South Limb at SNUG. These assay results will continue to be released as they are received and confirmed by the Company.

During 2024, drill core from 17 historic holes at the Selkirk Mine were resampled to augment the historical database. Prospecting licences were explored through data compilation, differential global positioning system (“DGPS”) of historic collars, surface prospecting, and two surface electromagnetic (“EM”) surveys. Resampling of additional holes is underway with 20 holes transferred from Selkirk to the core processing facility at Selebi.

On January 31, 2025, the Company filed the Selkirk MRE in conformance with the SEC’s Modernized Property Disclosure Requirements for Mining Registrants as described in Subpart 229.1300 of Regulation S-K, Disclosure by Registrants Engaged in Mining Operations (S-K 1300) and Item 601(b)(96) Technical Report Summary, entitled “S-K 1300 Technical Report Summary, Selkirk Nickel Project, North East District, Republic of Botswana” (the “Selkirk TRS”) and dated January 8, 2025 (with an effective date of November 1, 2024) for its Selkirk Mine. The Selkirk MRE serves as a solid foundation for advancing the Selkirk deposit to an economic study.

For more information relating to the contemplated activities and milestones on the Mines, please see “Properties – Mining Properties – Selebi Mines” and “Properties – Mining Properties – Selkirk Mine” below.

Highlights and Key Developments

●	On January 1, 2024, James Gowans was appointed as the Chair of the board of directors (the “Board of Directors” or the “Board”).

●	Since January 1, 2024, the Company has reported assay results from the Selebi Mines from a total of 88 drill holes and 1 hole extension, pursuant to news releases issued from January 18, 2024 to January 27, 2025, the full text of which are available on the Company’s website (https://premiumresources.com/). The Company’s website is not incorporated in this Report.

●	On June 14 and June 21, 2024, the Company closed two tranches of a non-brokered private placement offering of units of the Company (the “Units”), pursuant to which the Company issued a total of 35,256,409 Units at a price of $0.78 per Unit for gross proceeds of approximately $27.5 million (the “June 2024 Financing”). Each Unit is comprised of one Common Share and one Common Share purchase warrant. For a more detailed summary of the June 2024 Financing, see “Liquidity & Capital Resources — Financings”.

●	On June 24, 2024, Norman MacDonald was appointed to the Board of Directors.

●	On September 19, 2024, the Company announced the appointment of Paul Martin to the Board of Directors of the Company to fill a vacancy resulting from John Hick’s retirement from the Board of Directors.

●	On November 11, 2024, the Company announced the extension of the study phase for the Selebi Mines project pursuant to the terms of the Selebi asset purchase agreement (the “Selebi APA”) with the liquidator of BCL Limited (the “BCL Liquidator”). This extension follows successful completion by the Company of the work and investment milestones required by the Selebi APA. It provides the Company with an additional one year, to February 1, 2026, to complete an economic study and make the next milestone payment, in the amount of US$25 million, under the Selebi APA.

●	On November 18, 2024, the Company announced that it had changed its name from “Premium Nickel Resources Ltd.” to “Premium Resources Ltd.” Further, on November 20, 2024, the Company’s Common Shares commenced trading under the new name and new stock ticker symbol “PREM”.

●	On December 2, 2024, the Company announced the retirement of Keith Morrison as Chief Executive Officer and a director of PREM, effective December 31, 2024. As of such date, Paul Martin began serving as the Company’s Interim Chief Executive Officer.

●	On December 23, 2024, the Company filed the Selebi TRS. For details of the Initial Selebi MRE, see “Properties – Mining Properties – Selebi Mines”.

●	On January 31, 2025, the Company filed the Selkirk TRS. For details of the Selkirk MRE, see “Properties – Mining Properties – Selkirk Mine”.

●	On March 18, 2025, the Company announced the closing of a significant refinancing, including the introduction of a new strategic investor group and the deleveraging of its balance sheet with the conversion of its three-year term loan (the “Term Loan”) with Cymbria Corporation (“Cymbria”) into equity. See “Liquidity & Capital Resources – Financings”. On closing of the financing, Morgan Lekstrom was appointed Chief Executive Officer effective March 20, 2025. Mr. Lekstrom will also join the Board of Directors of the Company. James K. Gowans will retire as Chair of the Board but continue as a director of PREM, and Paul Martin will transition from his role as Interim Chief Executive Officer to Chairman of the Board.

Corporate Social Responsibility

The Company is committed to conducting its business in a socially responsible and sustainable manner, with a focus on environmental stewardship, health and safety, community engagement and ethical conduct. The Company has established policies and procedures in its Code of Business Conduct and Ethics to ensure compliance with applicable laws and regulations, as well as industry standards for responsible mining. PREM recognizes the importance of stakeholder engagement and works closely with local communities, indigenous groups and other stakeholders to ensure their concerns and perspectives are heard and addressed.

Exploration and Evaluation Activities

The following table outlines the key milestones, estimated timing and costs related to each of the Mines, based on the Company’s reasonable expectations, intended courses of action and current assumptions and judgement, with information based as of December 31, 2024.

Key Milestones for Project	Expected Timing of Completion	Anticipated Costs
Selebi Mines & Selkirk Mine
Advancement towards economic studies(1)	Ongoing, costs to December 31, 2025	$13 million to $16 million
Operating costs	Ongoing, costs to December 31, 2025	$13 million to $16 million

Notes:

(1)	The key milestones are to complete the metallurgical studies, further drilling and advancement of underground development to support drilling, test the deep BHEM plates beneath the Selebi Main deposit, continue the assaying of historical drill core at Selkirk, and advance engineering studies.

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

Available Information

We file annual, quarterly, current reports and other information with the SEC. You may read and copy any reports, statement or other information that we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at (202) 551-8090 for further information on the public reference room. These SEC filings are also available to the public from commercial document retrieval services and at the Internet site maintained by the SEC at http://www.sec.gov.

The Company’s website is https://premiumresources.com/. The Company’s website is not incorporated in this Report.

Item 1A. RISK FACTORS

The business of the Company being the exploration and evaluation of mineral properties in Botswana and Canada is speculative and involves a high degree of risk. These risks may have a material and adverse impact on the future operations, financial performance and condition of the Company and the value of the Common Shares. Although the Company has been successful in its past fund-raising activities, there is no assurance as to the success of future fundraising efforts or as to the sufficiency of funds raised in the future.

An investment in the Company’s Common Shares involves a high degree of risk. The following discussion highlights the risks and uncertainties we believe are material to the Company, but the following discussion does not necessarily include all the risks we may face and an investor in the Company’s Common Shares should not interpret the disclosure of a risk in the following discussion to state or imply that the risk has not already materialized. In evaluating an investment in the Company, the risks and uncertainties described below should be carefully considered. If any such risks occur, the business, financial condition and/or liquidity and results of operations of the Company could be materially adversely affected. In this event, the value of the Common Shares could decline and shareholders could lose all or part of their investment.

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

The summary and risks that follow are organized under headings as determined to be most applicable, but such risks also may be relevant to other headings.

I. RISKS RELATED TO EXPLORATION & EVALUATION PROJECTS

Inherent risks associated with discovering commercially-viable deposits

The Company’s projects are in their exploration and evaluation stages. The exploration of mineral deposits involves significant financial risks over a prolonged period of time, which may not be eliminated even through a combination of careful evaluation, experience and knowledge.

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

Development of the Company’s properties will occur only after obtaining satisfactory exploration results. Although the Company’s properties were past producing, few properties which are explored are ultimately developed into economically viable operating mines. There is no assurance that the Company’s mineral exploration activities will result in the discovery of a body of commercial ore on its exploration properties. Several years may pass between the discovery and development of commercial mineable mineralized deposits.

Exploration projects also face significant operational risks including but not limited to an inability to obtain access rights to properties, accidents, equipment breakdowns, labour disputes (including work stoppages and strikes), impact of health epidemics and other outbreaks of communicable diseases and other unanticipated interruptions

Ability to establish our mineral reserves

The Company is a mineral exploration and development company that is focused on the redevelopment of the previously producing Mines. To that end, the Company’s properties have no established mineral reserves at this time. While the Selebi and Selkirk projects have mineral resource estimates (“MREs”), the Company has not yet established any proven or probable mineral reserves on the Selebi Mines or Selkirk Mine projects. The lack of established mineral reserves means that the economic viability of the Selebi and Selkirk projects has not been confirmed. There is no assurance that further exploration will lead to the discovery of an economically viable mineral deposit.

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

Inherent risks associated with the economics of developing mineral properties

Substantial expenses are required to establish and upgrade mineral resources and mineral reserves through drilling, to develop metallurgical processes to extract metal from ore and to develop the mining and processing facilities and infrastructure at any site chosen for mining. No assurance can be given that minerals will be discovered in sufficient quantities to justify commercial operation or that the funds required for development can be obtained on a timely basis.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond the Company’s control and which cannot be predicted, such as market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment, and such other factors as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection. Depending on the price of minerals produced, the Company may determine that it is impractical to commence commercial production.

II. FINANCIAL RISKS

Negative operating cash flow, reliance on additional financing, and ability to continue operations as a going concern

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

The Company will require additional capital in order to fund its future activities for its material projects and maintain and grow its operations. Furthermore, additional financing, whether through the issue of additional equity and/or debt securities and/or project level debt, will be required to continue the development of the Company’s material projects and there is no assurance that additional capital or other types of financing will be available or that these financings will be on terms at least as favourable to the Company as those previously obtained, or at all. These material uncertainties cast substantial doubt about the Company’s ability to continue as a going concern. The accompanying Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities, and the reported expenses and comprehensive loss that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material. In assessing whether a going concern assumption is appropriate, management considers all available information about the future, which is at least, but not limited to, twelve months from the date of this Report.

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

III. OPERATIONAL RISKS

Uninsured risks and hazards

Mining is capital intensive and subject to a number of risks and hazards, including environmental pollution, accidents or spills, industrial and transportation accidents, labour disputes, changes in the regulatory environment, natural phenomena (such as inclement weather conditions, earthquakes, pit wall failures and cave-ins) and encountering unusual or unexpected geological conditions. Such risks and hazards might impact the Company’s business. Consequently, many of the foregoing risks and hazards could result in damage to, or destruction of, the Company’s mineral properties or future processing facilities, personal injury or death, environmental damage, delays in or interruption of or cessation of exploration or other activities, delay in or inability to receive required regulatory approvals, or costs, monetary losses and potential legal liability and adverse governmental action. The Company may be subject to liability or sustain loss for certain risks and hazards against which it does not or cannot insure or against which it may reasonably elect not to insure because of the cost. This lack of insurance coverage could result in material economic harm to the Company.

Risks of doing business outside Canada

The Company’s material mineral projects are located in the Republic of Botswana. The Company’s anticipated operations outside North America could subject the Company to a variety of additional risks that may negatively impact its business and operations including any of the following: changes in rules and regulations (including required royalties); failure of local parties to honour contractual relations; delays in obtaining or the inability to obtain necessary governmental permits; opposition to mining from environmental or other non-governmental organizations; limitations on foreign ownership; limitations on the repatriation of earnings; economic or tax policies; tariffs and trade barriers; regulations related to customs and import/export matters; longer payment cycles; tax issues; currency fluctuations and exchange controls; rates of inflation; challenges in collecting receivables; cultural and language differences; employment regulations; crimes, strikes, riots, civil disturbances, terrorist attacks, and wars; and deterioration of political relations with Canada or other governments or sanctions imposed by Canada or other governments. There will also be currency exchange risks in connection with the operations of the Company’s foreign mineral assets, including the Mines.

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

Dependence on business and technical expertise of Management Team

The Company is dependent on the business and technical expertise of its management team. If it is unable to rely on this business and technical expertise, or if any of the expertise is inadequately performed, the business, financial condition and results of the operations of the Company could be materially adversely affected until such time as the expertise could be replaced.

IV. RISKS RELATED TO OUR COMMON STOCK

Internal and external factors could impact the volatility of our Common Share price

The price of Common Shares may be affected by a number of factors, including global macroeconomic developments and market perceptions of the attractiveness of particular industries and location of assets, which may increase the volatility of Common Share prices. The price of Common Shares will also be affected by the Company’s financial conditions or results of operations as reflected in its liquidity position and earnings reports.

Other factors unrelated to the Company’s operations and performance that may have an effect on the price of Common Shares include: reduced trading volume and general market interest in the Company’s securities may affect an investor’s ability to trade significant numbers of shares; the size of the Company’s public float may limit the ability of some institutions to invest in the Company’s securities; and a substantial decline in the price of Common Shares that persists for a significant period of time could cause the Company’s securities to be delisted, further reducing market liquidity.

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

V. ECONOMIC AND MARKET RISKS

The volatility of commodity prices could affect the economic viability of our projects

The advancement of the Company’s properties is dependent on the future prices of minerals and metals. As well, should any of the Company’s properties eventually enter commercial production, the Company’s profitability will be significantly affected by changes in the market prices of minerals and metals.

Base and precious metals prices are subject to volatile price movements, which can be material and occur over short periods of time and which are affected by numerous factors, all of which are beyond the Company’s control. Such factors include, but are not limited to, actual and expected macroeconomic and political conditions, interest and exchange rates, inflation or deflation, fluctuations in the value of the U.S. dollar and foreign currencies, global and regional supply and demand, speculative trading, the costs of and levels of base and precious metals production, the availability and costs of substitutes, investments by commodity funds and other actions of participants in the commodity markets. Such external economic factors are in turn influenced by changes in international investment patterns, monetary systems, the strength of and confidence in the U.S. dollar (the currency in which the prices of base and precious metals are generally quoted), and political developments. The effect of these factors on the prices of base and precious metals, and therefore the economic viability of any of the Company’s exploration projects, cannot be accurately determined. The prices of commodities have historically fluctuated widely, and future price declines could cause the development of (and any future commercial production from) the Company’s properties to be impracticable or uneconomical. As such, the Company may determine that it is not economically feasible to commence commercial production at some or all of its properties, which could have a material adverse impact on the Company’s financial condition and results of operations. In such a circumstance, the Company may also curtail or suspend some or all of its exploration and evaluation activities.

Foreign currency and equity market fluctuations

The Company is also exposed to risks relating to its financial instruments and foreign currency. The Company operates in Canada, Barbados and Botswana and undertakes transactions denominated in foreign currencies such as United States dollars, Euros, and the Botswanan pula, and consequently is exposed to exchange rate risks. The Company is also exposed to equity price risk; the movements in individual equity prices or general movements in the level of the stock market may potentially have an adverse impact on the Company’s earnings. The Company closely monitors individual equity movements and the stock market to determine the appropriate course of action to be taken.

Acquisition of Botswana assets and related purchase commitments

On January 31, 2022, the Company closed the acquisition of the Selebi project. However, pursuant to the terms of the acquisition, the Company has to comply with certain milestone payments, which if not satisfied, will result in the Selebi project reverting to the BCL Liquidator. There are approximately US$55 million in contingent post-closing milestone payments due to the BCL Liquidator in connection with the Selebi project, with (i) US$25 million due on January 31, 2026, and (ii) another US$30 million due upon the earlier of the commissioning and start of production at the Selebi project or four years from the Selebi mining licence renewal date. The failure of the Company to comply with all the post-closing covenants and contingent milestone payments relating to the Selebi project (if and when those milestones are achieved), could materially adversely affect the business, operations and financial conditions of the Company and impact the market price of the Common Shares. In addition, PREM closed its purchase of the Selkirk Mine in August 2022.

VI. REGULATORY RISKS

Compliance with governmental regulation

Exploration, development, and operations on the Company’s properties will be affected to varying degrees by: (i) government regulations relating to such matters as environmental protection, health, safety and labor; (ii) mining law reform; (iii) restrictions on production, price controls, and tax increases; (iv) maintenance of claims; (v) tenure; and (vi) expropriation of property. There is no assurance that future changes in such regulation, if any, will not adversely affect the Company’s operations. Changes in such regulation could result in additional expenses and capital expenditures, availability of capital, competition, reserve uncertainty, potential conflicts of interest, title risks, dilution, and restrictions and delays in operations, the extent of which cannot be predicted. The Company is at the exploration and evaluation stages on its material properties. Exploration on the Company’s properties requires responsible best-exploration practices to comply with the Company’s policies, government regulations, and maintenance of claims and tenure.

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

Ability to obtain or adhere to permits, licences and approvals

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

Compliance with environmental regulations

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

Changes in tax legislation or accounting rules could affect the profitability of the Company

Changes to, or differing interpretation of, taxation laws in Canada, Barbados, Botswana, or any of the countries in which the Company’s assets or relevant contracting parties are located, could result in some or all of the Company’s profits being subject to additional taxation. New taxation rules or accounting policies enacted could result in the Company’s profits being subject to additional taxation and could have a material adverse effect on the Company’s profitability, results of operations, financial condition and the trading price of the Company’s securities. In addition, the introduction of new tax rules or accounting policies, or changes to, or differing interpretations of, or application of, existing tax rules or accounting policies could make acquiring additional resource properties by the Company less attractive to counterparties. Such changes could adversely affect the Company’s ability to acquire new assets or make future investments.

VII. EMERGING MARKETS RISKS

Operations in emerging markets

The Company has its material properties and operating subsidiaries in Botswana. It is possible that operating in Botswana may expose the Company to a certain degree of political, economic and other risks and uncertainties. In conducting its operations in Botswana, the Company has, among other things: (i) engaged and maintained experienced management and technical teams located in Botswana and/or with extensive experience in operating properties in Africa; (ii) certain members of the Board of Directors and management routinely visit the Company’s Botswana properties; (iii) retained advisors and technical experts in Botswana including its local counsel, Bookbinder Business Law (“Bookbinder”); and (iv) generally maintained robust internal control over its foreign subsidiaries, all of which are more particularly described below.

Subsidiaries and operations in Botswana

The Company’s principal business activity in Botswana is the re-development of the Mines.

The establishment and development of PNGPL and PNRPL, each of which is a Botswanan entity, adds an additional regulatory framework within which the Company operates and is supplementary to the regulatory framework existing in Canada. The Company holds its interest in the Selebi Mines and the Selkirk Mine indirectly through its 100% owned subsidiaries PNRPL and PNGPL, respectively.

The Company’s operating entities in Botswana are governed in accordance with applicable local laws and entity-wide governance principles. The directors and management of the Company’s operating entities in Botswana are generally comprised of a majority of senior management employees and where required by local laws, local residents, who are generally longstanding local management level employees, or local corporate counsel. In addition, certain members of the Company’s management have experience conducting business in Botswana, as detailed below, where the Company has maintained operations since 2021. Operating in Botswana requires greater internal controls and adherence to a regulatory framework which creates challenges in relation to decision-making, communication, and compliance. The Company has experienced management and has retained local legal advisors and consultants to help facilitate adherence to regulatory requirements of Botswana in order to meet this challenge.

We rely on our experienced Board and management

In addition to their experience with the Company, the Board of Directors and management also has extensive experience operating and managing investments and projects in Africa. Furthermore, they bring diverse expertise in areas such as global strategy, finance, exploration, technology, and corporate development. Their collective experience spans several decades and includes successful ventures in both public and private sectors. Certain members of the Board of Directors, management and senior officers of the Company have made trips to Botswana to gain a deeper understanding of the Company’s operations and projects as well as to impart their experience and knowledge of the local business, culture and practices to the other members of the Board of Directors and officers.

The Company also relies on the expertise of its local Botswana-based personnel, Mr. Borris Kamstra, Mr. Kneipe Setlhare, and Mr. Karabo Monepe, all of whom have extensive mining and government relations experience in Botswana.

Overall, the Company benefits from and relies on the collective wealth of expertise and experience in the Company’s business and operations in Botswana of its Board of Directors, management, locally based personnel and technical teams.

Use of and reliance on experts and local advisors

The Company has retained Bookbinder, a Botswanan law firm to advise on various corporate and regulatory legal issues, including the Company’s right to conduct business in Botswana and title verification over the Botswanan assets, and has relied on advice from Bookbinder with respect to such matters. Additionally, the Company has retained engineering and geoscientific services firms including SRK Consulting, SLR Consulting, DRA Global (“DRA”), SGS Mineral Services, and Expert Process Solutions. The Company ensures that any such counsel or provider retained has their credentials vetted and referenced, with considerable diligence and adherence to local licences, professional associations and regulators.

The Company’s officers and Board of Directors benefit from the advice and guidance provided by its Botswanan legal advisor as well as personnel based in Botswana of new developments in local mining regimes and new requirements that come into force from time to time, as they pertain to and affect the Company’s business and operations in Botswana. Any material developments are subject to oversight and discussion by the Board of Directors.

Language, cultural differences and business practices

English is the official language of Botswana, in which the Audit and Risk Management Committee of the Company and the Company’s external auditors are proficient. The most widely spoken language in Botswana is Setswana. The languages spoken by the Board, management and technical team of the Company and its subsidiaries include Afrikaans, English and Setswana.

The financial records of the Company and both PNGPL and PNRPL, existing under the laws of Botswana are maintained in English. The Company does not believe that any material language or cultural barriers exist.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We, like other companies in our industry, face several cybersecurity risks in connection with our business. Our business strategy, results of operations, and financial condition have not, to date, been materially affected by risks from cybersecurity incidents or threats. During the reporting period, we have not, to our knowledge, experienced any material cybersecurity threats or incidents.

The Company does not currently have processes in place for assessing, identifying or managing material risks from cybersecurity threats, but we intend to implement a formal cybersecurity program in the future. The program will be aimed at safeguarding the confidentiality, integrity, and availability of our essential systems and information, and will be designed to detect and mitigate risks from cybersecurity threats to our data and our systems. Central to our future cybersecurity efforts will be a robust incident response plan designed to address potential cyber incidents swiftly and effectively.

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

The key components of our future cybersecurity program are expected to include:

●	conducting risk assessments to pinpoint material cybersecurity threats to our critical systems, data, products, services, and overall IT infrastructure;

●	a third-party security expert consultant overseeing the risk assessment process, maintenance of security controls, and coordination of responses to cybersecurity incidents;

●	engagement with external service providers to evaluate, enhance, or support our security measures; and

●	an incident response plan outlining specific procedures for managing cybersecurity incidents.

Cybersecurity Governance

The governance of cybersecurity risks will be a critical function of our Board, which will have a key role in the oversight of cybersecurity and related technology risks. The Board will be tasked with monitoring the effectiveness of our cybersecurity risk management program, once adopted.

The Board will receive regular updates from management on the state of cybersecurity risks facing the Company. This includes briefings on any significant cybersecurity incidents and ongoing cybersecurity risk management efforts.

The responsibility for day-to-day management of cybersecurity risks lies with the Chief Financial Officer and Chief Executive Officer, with assistance from other members of management and contracted information technology consultants. The Company’s contracted information technology consultants consist of highly experienced professionals in the areas of network security and disaster recovery. This team will be at the forefront of our cybersecurity initiatives, coordinating both internal and external resources to anticipate, identify, and mitigate cyber threats. Our approach will include regular updates from our third-party security expert consultant, leveraging intelligence from various sources, and utilizing advanced security tools to protect our digital environment.

Item 2. PROPERTIES.

In determining the Company’s material properties, management considered both quantitative and qualitative factors, assessed in the context of the Company’s overall business and financial condition. The Company concluded that, as of the date of the filing of this Report, the Company’s only material mining properties are the Selebi Mines and the Selkirk Mine. The Company will update its assessment of individually material mines on an annual basis.

The Company also holds interests in certain exploration stage properties located in Canada, however, the Company has determined that such properties are not independently material to the Company at this time. For more information, see below under the heading “Canada Nickel Projects – Sudbury, Ontario”.

Selebi Mines

The information that follows relating to the Selebi Mines is derived from, and in some instances is an extract from, the Selebi TRS. Portions of the following information are based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the Selebi TRS, which has been included as Exhibit 96.1 to this Report. In the event that we determine that any modifying factors, estimates and other scientific and technical information in the report materially change, we may update or file a new technical report in the future. The Selebi Mines is an exploration stage property.

Pursuant to Item 1302(b)(5) of Regulation S-K (17 C.F.R. §229.1302(b)(5)), the Company states that the Selebi TRS was prepared by SLR Consulting (Canada) Ltd (“SLR”). The qualified persons of SLR meet the qualifications specified under the definition of “qualified person” under Item 1300 of Regulation S-K.

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

Selebi Mines
N
Angola
Zambia
Zimbabwe
Nambia
South Africa
BOTSWANA
Lake Kariba
Caprivi Strip
Chobe
Ngamiland
Central
North- east
Ghanzi
Kweneng
Kgatleng
Kgalagadi
Ngwaketse
South-east
Okavango Delta
Lake Ngami
Makgadikgadi (salt pans)
Victoria Falls
Katima Mulilo
Kasane
Kazungula
Livingstone
Binga
Rundu
Andara
Hwange (Wankie)
Lupane
Nokaneng
Maun
Tsau
Sehithwa
Nata
Plumtree
Bulawayo
Rakops
Orapa
Lethakane
Francistown
Gwanda
Ghanzi
Mamuno
Serule
Selebi-Phikwe
Sefophe
Beitbridge
Messina
Serowe
Palapye
Mahalapye
Kang
Tshane
Pietersburg
Potgietersrus
Molepolole
Mochudi
Jwaneng
Gaborone
Khakhea
Kanye
Lobatse
Nylstroom
Werda
Zeerust
Rustenburg
Pretoria
Witbank
Middelburg
Mafikeng
Johannesburg
Bethal
Tshabong
Bokspits
Klerksdorp
Vryburg
Kuruman
Warrenton
Upington
20°
24°
28°
0 50 100 150 200 250
Kilometres
SLR

Premium Resources Ltd.

Selebi Mines

Central District, Republic of Botswana

Location Map

Source: Map Resources, 2021.

Land Tenure

The Selebi Mines consists of a single mining licence covering an area of 11,504 hectares. The mining licence is centered approximately at 22°03’00”S and 27°47’00”E.

Mining licence 2022/1L was granted to PNRPL on January 31, 2022, over the Selebi Mines deposits discovered under mining licence 4/72. The original licence which had been granted to BCL Limited (“BCL”) on March 7, 1972, which covered both Selebi and Phikwe project areas, was amended several times and renewed once, and was set to expire on March 6, 2022. The current mining licence is limited to the Selebi and Selebi North deposits and their surrounding areas, expires May 26, 2032, and excludes the Phikwe mines and associated infrastructure.

KEY MAP
BOTSWANA
Map Area
Gaborone
0
500
Kilometres
Legend:
Nickel Deposit
Mining Lease Boundary
Township Boundary
State Land
Tribal Land
PNR surface rights lease
PNR servitude
27°45'E
27°50'E
27°55'E
21°55'S
22°0'S
22°5'S
22°10'S
Selebi-Phikwe
SELEBI NORTH
2022/1L
SELEBI
N
0
2
4
6
8
10
Kilometres
1101 m
1000 m
Esri, HERE, Garmin, USGS, METI/NASA, Maxar
SLR
Premium Resources Ltd.
Selebi Mines
Central District, Republic of Botswana
Land Tenure and Surface Rights Map

Source: Ngwato Land Board, Republic of Botswana, 2022.

History

Exploration in the Selebi Mines area was initiated in 1959 by Bamangwato Concessions Limited (“Bamangwato”) and included soil geochemistry, geological mapping, trenching, and diamond drilling over the then combined Selebi-Phikwe area. The Selebi and Phikwe discoveries were made in 1963 and 1967, respectively, and a single mining lease was granted to Bamangwato in 1967 covering both areas.

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

PREM acquired the Selebi Mines and current Selebi mining lease from the BCL Liquidator on January 31, 2022.

Geological Setting, Mineralization and Deposit

The eastern portion of Botswana forms part of the Limpopo Mobile Belt (“LMB”) which represents a deep crustal section through an orogenic province between the Kaapvaal and Zimbabwe Cratons.

The Selebi Mines are located in highly deformed and metamorphosed Archean gneisses near the north margin of the central zone (“CZ”) of the LMB. The CZ region is characterized by complex structural fold patterns accompanied by regional and cataclastic metamorphism with grades ranging from amphibolite to granulite facies and cataclastic tectonites.

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

Selebi Mines Mineral Resource Estimate, June 30, 2024:

		Tonnage	Grade		Contained Metal
Classification	Deposit	(Mt)	(% Cu)	(% Ni)	(000 t Cu)	(000 t Ni)
Indicated	Selebi North	3.00	0.90	0.98	27.1	29.5
	Total Indicated	3.00	0.90	0.98	27.1	29.5
Inferred	Selebi Main	18.89	1.69	0.88	319.2	165.5
	Selebi North	5.83	0.90	1.07	52.5	62.4
	Total Inferred	24.72	1.50	0.92	371.7	227.9

The key assumptions, parameters, and methods used to estimate the mineral resources are contained in the Selebi TRS. Readers are cautioned not to assume that all or any part of Indicated Mineral Resources will ever be converted into Mineral Reserves as defined by S-K 1300. Readers are cautioned not to assume that all or any part of an Inferred Mineral Resource exists or is economically or legally mineable, or that an Inferred Mineral Resource will ever be upgraded to a higher category.

Exploration

Exploration work completed at the Selebi Mines from 2021 through to the date of this Report consisted of the sourcing and digitization of existing historical information, confirming collar and down hole location information of selected historical holes, and drilling. PREM also completed gyro, BHEM, televiewer, and downhole physical property surveys on selected high priority historical and recent exploration holes. A focused structural model over a portion of the Selebi deposit was developed by SRK Consulting Ltd. (“SRK”), and a 3D model of mineralization for use in targeting was created at Selebi North by SLR.

Selebi North

In August 2023, an underground resource and exploration drilling program at Selebi North was initiated, which continued throughout 2024 and into 2025. During 2024 and up to the filing of this Report, the Company has drilled approximately 45,827 metres in 87 holes, bringing the SNUG drilling program total to 63,947 metres in 162 holes. Assays for a total of 33,963 metres across 80 completed holes have not been accounted for in the Initial Selebi MRE. The program is a combination of infill and exploration drilling to follow the extension of the mineralization down-dip and down-plunge. The core is sampled and sent to ALS Chemex in Johannesburg for analysis. All holes were surveyed with a gyro instrument and selected holes were surveyed with BHEM. BHEM surveys have been completed in 89 underground holes.

Selebi Main

A total of 748 metres of surface drilling has been completed at Selebi Main in 2024 and to date. Historic hole sd120 was wedged at 500 metres and sd120-W1a was drilled to a length of 1,201 metres. This new hole, sd120-W1a, completed in September 2024, intersected massive sulphides at a distance of 46 metres north-northeast (minegrid) from the historic hole. A second hole, sd102a, was wedged at 491 metres and abandoned at 538 metres.

Further information on assay results can be found in the Selebi TRS and the Company’s news releases, copies of which are available on the Company’s website (https://premiumresources.com/). The Company’s website is not incorporated in this Report. Assay results are publicly released as they are received and confirmed by the Company.

Studies

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

PREM intends to use pre-concentration methods to separate the minerals from waste materials to produce a mill feed and flotation to produce a concentrate for commercial sale, or for further refining, and does not plan to restart the existing concentrator or smelter. Concentrate options are being investigated and include a bulk concentrate and separate nickel and copper concentrates. In 2021, PREM carried out due diligence work that included metallurgical sampling and testing. Subsequent metallurgical study programs were carried out by SGS Canada Inc. (“SGS”) in Lakefield, Ontario for separate copper and nickel concentrate production at a conceptual level. In 2024, samples were collected from underground from both Selebi Main and Selebi North with flotation test work and pre-concentration studies ongoing for these samples.

Engineering trade off studies are nearing completion by DRA Global out of Johannesburg. These include alternative mining methods, electrification of the underground mining fleet, refurbishment of historical critical infrastructure, crushed ore conveying versus use of haul trucks, and blasting options.

During the year ended December 31, 2024, the Company incurred $28,017,207 (2023 - $21,469,132) in exploration and evaluation expenditures on the Selebi Mines. The Company incurred $8,735,401 to acquire the Selebi Mines, and has incurred a further $69,296,576 in exploration and evaluation expenditures project-to-date as at December 31, 2024.

Selkirk Mine

The information that follows relating to the Selkirk Mine is derived from, and in some instances is an extract from, the Selkirk TRS. Portions of the following information are based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the Selkirk TRS, which has been included as Exhibit 96.2 to this Report. The Selkirk TRS is incorporated herein by reference and made a part hereof. In the event that we determine that any modifying factors, estimates and other scientific and technical information in the report materially change, we may update or file a new technical report in the future. The Selkirk Mine is an exploration stage property.

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

27°30'E
27°35'E
27°40'E
27°45'E
27°50'E
KEY MAP
Map Area
BOTSWANA
Gaborone
0
500
Kilometers
N
A1
A3
Francistown
Zimbabwe
Botswana
21°10'S
PHOENIX
B162
PL051/2010
21°15'S
PL071/2011
PL210/2010
Tati Siding
PL050/2010
A1
SELKIRK MINE
2022/7L
TEKWANE
CINDERELLA
21°20'S
SLR
0
3
6
9
12
15
Kilometres
Legend:
Nickel Mine (Past Producer)
Nickel Prospect
Mining Lease
Prospecting Licence
Primary Road
Secondary Road
Premium Resources Ltd.
Selkirk Nickel Project
North East District, Republic of Botswana
Selkirk Property

Source: Premium Nickel Resources Ltd., 2024.

Land Tenure

The Selkirk Mine consists of a single mining licence covering an area of 1,458 hectares (14.58 km2) and four prospecting licences covering a total of 12,670 hectares (126.7 km2). The mining licence, 2022/7L, is centred approximately at 21°19’13” S and 27°44’17” E and is held by PNGPL, a subsidiary of PREM. The mining licence was renewed for ten years commencing on May 27, 2022, ending on May 26, 2032. The four prospecting licences (PL050/2010, PL051/2010, PL210/2010, and PL071/2011) expired September 30, 2024, and applications for renewal were submitted prior to the expiry date. The Company received verbal confirmation that they were renewed during the first quarter of 2025 and will expire September 30, 2026.

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

History

Anglo American Corporation of South Africa established the presence of nickel and copper occurrences at the sites of the ancient copper workings in the area in 1929. Significant exploration started in the mid-1960s by the Tati Territory Exploration Company. The first exploration campaigns included soil sampling, trench sampling, ground geophysics, and diamond drilling. At least four exploration and mining companies have worked on the Selkirk Mine since the 1960s and extensive work has been done to characterize the economic potential of the property.

The Selkirk underground mine was operated from 1989 to 2002 by Tati Nickel Mining Company (“TNMC”), a company created specifically to exploit the deposit. More than 1 Mt of material grading 2.6% Ni and 1.6% Cu was extracted from a semi-elliptical deposit of massive sulphide up to 20 m thick. Since 2003, extensive exploration has been completed to characterize the lower-grade/higher-tonnage halo of disseminated sulphides both surrounding and down plunge (south) of the mined-out high-grade mineralization. Exploration and conceptual studies were conducted by Lion Ore Mining Pty Ltd and subsequently by Norilsk Nickel Group of Companies through their ownership in TNMC.

Geological Setting, Mineralization, and Deposit

The Selkirk Mine lies within the Tati granite-greenstone belt of the Zimbabwe Craton. The mineralized body of the Selkirk deposit is hosted within the Selkirk Formation (>1 km thick) which consists mainly of dacitic and rhyolitic volcaniclastic rocks and minor amounts of mafic volcanic rocks, quartzites, and quartz sericite schists. The Selkirk Formation hosts the Phoenix, Selkirk, and Tekwane meta-gabbronoritic intrusions and the Sikukwe meta-peridotite intrusion and the area around the project hosts intrusive magmatic nickel-copper-platinum group element sulphide deposits, namely the Phoenix deposit, as well as the Tekwane and Cinderella exploration prospects.

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

The disseminated sulphide mineralization surrounding the massive sulphides is also synformal in shape, averages 120 m wide and 100 m to 150 m thick and plunges shallowly to the south at 25°. It is defined from surface over a distance of 900 m and remains open at depth. Mineralization consists of pentlandite, pyrrhotite, chalcopyrite and pyrite. At least three generations of dykes crosscut the mineralized metagabbro. Numerous faults traversing the deposit have been described in surface and underground mapping, none of which present significant displacement at the deposit scale. The Selkirk metagabbro host has been attributed an age of 2.7 Ga.

Selkirk Mine Mineral Resource Estimate, November 1, 2024:

Classification	Tonnage	Grade				Contained Metal
	(Mt)	(% Cu)	(% Ni)	(g/t Pd)	(g/t Pt)	(000 t Cu)	(000 t Ni)	(000 oz Pd)	(000 oz Pt)
Inferred	44.2	0.30	0.24	0.55	0.12	132	108	775	174

The key assumptions, parameters, and methods used to estimate the mineral resources are contained in the Selkirk TRS. Readers are cautioned not to assume that all or any part of an Inferred Mineral Resource exists or is economically or legally mineable, or that an Inferred Mineral Resource will ever be upgraded to a higher category.

Exploration

Exploration work completed by PREM to date has consisted of the sourcing and digitization of existing historical information, confirming collar location information on selected historical holes, re-logging selected drill core, sampling mineralized drill core found unsampled on surface, sampling underground drifts, and submitting a number of samples for proof-of-concept metallurgical testing. PREM has also initiated an internal study into the feasibility of the open pit concept and is exploring conceptually with limited test information several different processing options.

The Selkirk MRE serves as a solid foundation for advancing the Selkirk deposit to an economic study. It was prepared using results from 232 surface and 10 underground historical drillholes drilled between 2003 and 2016, five 2016 drillholes sampled by PREM in 2021, and 17 historical drillholes resampled in 2024. Analytical results from PREM re-sampling showed higher PGE values compared to historic results and additional resampling is expected to result in higher Pt and Pd grades and contained metal.

Further, the Selkirk MRE was prepared under the conceptual processing scenario of producing two separate concentrates. Additional work on alternate processing options may result in higher recoveries. Cobalt, a potentially valuable by-product, has not been included in the Selkirk MRE as cobalt analyses are not consistently available throughout the deposit. Planned metallurgical studies will determine payability of cobalt at the Selkirk Mine.

Exploration programs have also been ongoing at the prospecting licences located adjacent to the Selkirk mining licence, with a DGPS of seven historical drillhole collars and two surface electromagnetics surveys completed in Q2 2024. The strongest electromagnetic anomaly occurs over the Rooikoppie Prospect, a gossan that was targeted by BCL drill holes. These five holes were located, DGPS coordinates collected, and two holes, DRKP001 and 002, were sampled in Q3 2024. Assays showed no significant results in Ni, Cu, or PGEs.

Studies

PREM intends to use flotation to produce a concentrate for commercial sale or for further refining. Concentrate options are being investigated and include separate nickel and copper concentrates, and a bulk concentrate.

Metallurgical study programs were carried out by SGS in Lakefield for separate copper and nickel concentrate production at a conceptual level. The conceptual process flowsheet developed by SGS includes the key unit operations of crushing, grinding, and flotation. PREM analyzed select SGS test results on key flotation parameters observed in the production of separate nickel and copper concentrates to simulate estimated metal grades and recoveries for bulk concentrate.

The Company is also investigating producing a lower grade nickel concentrate suitable for hydrometallurgical processing. Phase 1 hydrometallurgical test-work using the Platsol process began in late 2023 and was completed in January 2024.

Results from the metallurgical testing showed recoveries of all the payable metals (Ni, Cu, Co, Au, Pt and Pd) to the solution phase were very high (generally >99%) in the initial batch autoclave testing. The downstream processes have been tested at bench scale and, although it is not possible to precisely quantify final metal recoveries to saleable products until continuous, integrated piloting is completed, overall recoveries of all payable metals should be >95% based on commercial experience of base metal hydrometallurgical plants. This study demonstrated that alternate processing options are potentially viable at Selkirk.

The area is in a rural district and the available infrastructure is minimal. Strategic services (e.g., electricity and water supplies) could be provided by the Botswana Power Corporation and from existing governmental water pipelines within the Francistown Road Reserve, and potable water could be sourced on site from boreholes. A railway line crosses the western margin of the Selkirk area.

During the year ended December 31, 2024, the Company incurred $1,477,696 (2023 - $1,233,342) in exploration and evaluation expenditures on the Selkirk Mine. The Company incurred $327,109 to acquire the Selkirk Mine, and has incurred a further $3,058,502 in exploration and evaluation expenditures project-to-date as at December 31, 2024.

Maniitsoq Nickel-Copper-PGM Project, Southwest Greenland

No exploration work was carried out in Greenland in 2024. In early December 2024, the Company notified the Government of Greenland that it was relinquishing its licences effective immediately and is awaiting final approval from authorities.

Canadian Nickel Projects - Sudbury, Ontario

Post Creek Property

The Post Creek property is located 35 kilometres east of Sudbury in Norman, Parkin, Alymer and Rathburn townships and consists of 64 unpatented mining claim cells in two separate blocks, covering a total area of 847 hectares held by the Company. The Company acquired the property through an option agreement in April 2010, which was subsequently amended in March 2013. As at the date of this Report, the Company holds a 100% interest in the Post Creek property and is obligated to pay advances on a net smelter return of $10,000 per annum, which will be deducted from any payments to be made under the net smelter return.

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

No exploration work was completed in 2024 on the Post Creek Property. The claims have sufficient work credits to keep them in good standing until 2027. No material expenditures or activities are contemplated on the Post Creek property at this time.

Halcyon Property

The Halcyon property is located 35 kilometres northeast of Sudbury in the Parkin and Aylmer townships and consists of 62 unpatented mining cells for a total of 1,024 hectares. Halcyon is adjacent to the Post Creek property and is approximately two kilometres north of the producing Podolsky Mine of FNX Mining. The property was acquired through an option agreement and as at the date of this Report, the Company holds a 100% interest in the Halcyon property and is obligated to pay advances on a net smelter return of $8,000 per annum, which will be deducted from any payments to be made under the net smelter return.

No exploration work was completed on the Halcyon Property in 2024. The claims are in good standing through 2027. No material expenditures or activities are contemplated on the Halcyon property at this time.

Quetico Property

The Quetico property is located within the Thunder Bay Mining District of Ontario and consisted of 99 claim cells in two blocks. Cells were acquired to assess: (a) the Quetico Sub-province corridor, which hosts intrusions with Ni-Cu-Co-PGM mineralization related to a late 2690 Ma Archean magmatic event; and (b) the Neoproterozoic (1100 Ma MCR) magmatic event and related intrusions.

No work was carried out on the Quetico property in 2024. The last remaining claims expired on April 26, 2024.

Internal Controls over the Mineral Resources Estimation Process

The Company uses an industry-standard approach to exploration and mineral resource estimation that results in reasonable and reliable estimates aligned with industry practice and reporting regulations. The Company’s systems cover exploration activities, sample preparation and analysis, mineral processing, metallurgical testing, recovery estimation, and mineral resource estimations. Controls include, but are not limited to, use of certified laboratories, formal quality assurance and quality control (“QA/QC”) protocols, standardized procedures, workflow processes, data verification, supervision and management approval, internal and external reviews, and data security covering record keeping, chain of custody and data storage.

QA/QC protocols over sampling and assaying of drill hole samples encompass the insertion of blind reference material samples including certified reference materials (CRM) and blanks, as well as coarse reject duplicate samples in the primary sample streams. Selective pulp samples are analyzed at a secondary laboratory. All results are reviewed upon receipt and actioned according to predefined failure criteria. Internal reports are prepared to monitor performance and trends over longer periods.

Data is maintained in an industry standard data management software with regular backups and internal controls. Prior to use in mineral resource estimation, a third-party check verifies the drill hole database against laboratory sourced analytical certificates and validates the data through several standard and specific tests, including review of QA/QC results.

The mineral resource estimate is prepared by a third party whose standard workflow includes rigorous internal peer and senior review processes that consider the suitability of technical and economic inputs and assumptions, the geological framework, mineralizing system, and interpolation and classification approaches and execution. Results are reviewed internally by Company management.

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

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Common Shares are listed and posted for trading on the TSXV under the symbol “PREM”. In addition, the Common Shares are currently quoted on the OTC Pink Open Market under the symbol “PRMLF”.

Holders

As of March 18, 2025, there were 529 holders of record of Common Shares, based on information provided by the Company’s transfer agent and the recently announced financing transaction (see “Liquidity & Capital Resources – Financings”). This figure does not reflect the beneficial ownership of shares held in nominee name. The holders of Common Shares are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of Common Shares have no pre-emptive rights and no right to convert their Common Shares into any other securities. There are no redemption or sinking fund provisions applicable to the Common Shares.

Dividends

We have not paid, and do not in the foreseeable future intend to pay, any dividends on the Common Shares. The declaration and payment of future dividends to holders of our Common Shares will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors deemed relevant by the Board of Directors.

Recent Sales of Unregistered Securities

The following table outlines the number of Common Shares and securities that are convertible into Common Shares issued by the Company during the three months ended December 31, 2024.

Convertible Securities

Date of Issuance	Security	Exercise Price per Security ($)	Number of Securities
December 4, 2024	Options	0.49	300,000
December 30, 2024	DSUs	N/A	317,500

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There was no repurchase activity by the Company in respect of Common Shares during the year ended December 31, 2024.

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

This summary is based upon the current provisions of the Tax Act and the regulations thereunder (the “Regulations”) in force as of the date hereof, our understanding of the administrative policies and assessing practices of the Canada Revenue Agency (the “CRA”) published in writing by the CRA prior to the date hereof, and the Canada-United States Tax Convention (1980) as amended by the Protocols thereto prior to the date hereof (the “Treaty”). This summary also takes into account all specific proposals to amend the Tax Act and the Regulations publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof (the “Tax Proposals”) and assumes that all such Tax Proposals will be enacted in their present form. However, no assurances can be given that the Tax Proposals will be enacted in the form proposed, or at all. This summary is not exhaustive of all possible Canadian federal income tax consequences applicable to a holder of our Common Shares and, except for the foregoing, this summary does not take into account or anticipate any changes in law, whether by legislative, administrative or judicial decision or action, nor does it take into account provincial, territorial or foreign income tax legislation or considerations, which may differ from the Canadian federal income tax consequences described herein.

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

Currency

For the purposes of the Tax Act, all amounts relating to the acquisition, holding or disposition of our Common Shares (including dividends, adjusted cost base and proceeds of disposition) must be expressed in Canadian dollars based on the rate quoted by the Bank of Canada for the applicable day or such other rate of exchange that is acceptable to the CRA.

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

Generally, a Common Share will not constitute “taxable Canadian property” of a U.S. Resident Holder at a particular time provided that the Common Share is listed on a “designated stock exchange” (as defined in the Tax Act, which currently includes Tiers 1 and 2 of the TSXV) at that time, unless, at any time during the 60-month period that ends at that time, both: (i) one or any combination of (a) the U.S. Resident Holder, (b) persons with whom the U.S. Resident Holder did not deal at arm’s length for purposes of the Tax Act and (c) partnerships in which the U.S. Resident Holder or a person described in (b) holds a membership interest (directly or indirectly through one or more partnerships), own 25% or more of the issued shares of any class or series of our Company, and (ii) more than 50% of the fair market value of the Common Share was derived directly or indirectly from one or any combination of: (a) real or immovable property situated in Canada, (b) “timber resource properties” (as defined in the Tax Act), (c) “Canadian resource properties” (as defined in the Tax Act) or (d) options in respect of, or interests in, or for civil law rights in, any of the foregoing, whether or not the property exists. If the Common Shares are not listed on any designated stock exchange, the Common Shares would generally be “taxable Canadian property” of a U.S. Resident Holder at any time if, at any particular time during the 60-month period that ends at that time, the condition described in (ii) above is met. Notwithstanding the foregoing, in certain circumstances set out in the Tax Act, a Common Share may be deemed to be “taxable Canadian property”.

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

Item 6. [RESERVED].

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis (this “MD&A”) of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the fiscal years ended December 31, 2024 and 2023 (the “Annual Financial Statements”) appearing elsewhere in this Report. This discussion and analysis below includes forward-looking statements that are subject to risks, uncertainties and other factors described in the “Risk Factors” section that could cause actual results to differ materially from those anticipated in these forward-looking statements as a result of various factors. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. We caution you to read the “Cautionary Note Regarding Forward-Looking Statements” section of this Report.

This MD&A is intended to assist the reader to assess material changes in the financial condition of the Company during the year ended December 31, 2024, and the results of operations of the Company for the twelve-month periods ended December 31, 2024 and December 31, 2023. The Annual Financial Statements and the financial information contained in this MD&A were prepared in accordance with US GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

In this MD&A, unless the context otherwise requires, references to the Company or PREM refer to Premium Resources Ltd. and its consolidated subsidiaries. All monetary amounts in the discussion are expressed in Canadian dollars unless otherwise indicated.

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

Selected Financial Information and Financial Position

The following amounts are derived from the Company’s consolidated financial statements prepared under US GAAP.

In Canadian dollars, except number of shares outstanding	Three months ended December 31,		Year ended December 31,
Income Statement	2024	2023	2024	2023	2022
Net loss	11,274,951	10,176,556	42,420,283	32,376,069	27,306,350
Weighted average number of Common Shares outstanding – basic and diluted	185,708,588	138,475,825	168,932,859	128,509,525	109,661,379
Basic and diluted loss per share	0.06	0.07	0.25	0.25	0.25

Balance Sheet	December 31, 2024	December 31, 2023	December 31, 2022
Additional paid-in capital	145,025,333	116,069,973	77,302,736
Common Shares outstanding	185,708,588	149,300,920	116,521,343
Total assets	24,953,469	37,974,205	18,411,643
Current liabilities	4,655,182	5,891,289	12,462,372

Net Loss

The net loss of $42,420,283 for the year ended December 31, 2024, was higher by $10,044,214 compared to the prior year net loss of $32,376,069, largely due to increased exploration activities of $6,787,620 relating to the Botswana assets, an increase of $2,333,076 in general and administrative expenses related to share-based compensation and the retirement of the Company’s former Chief Executive Officer, and the higher interest expense and accretion on the Term Loan of $1,434,306.

Total Assets

Total assets as at December 31, 2024, decreased by $13,020,736 from the December 31, 2023, balance as a result of lower cash balances in the current period.

Current Liabilities

Current liabilities as at December 31, 2024, decreased by $1,236,107 from December 31, 2023, due to a decrease in lease liabilities resulting from the repayment of principal and interest on the Syringa Lodge and drilling equipment leases.

Overall Performance and Results of Operations

As at the date of this Report, the Company has not earned revenue nor proved the economic viability of its projects. The Company’s expenses are not subject to seasonal fluctuations or general trends other than factors affecting costs such as inflation and input prices. The Company’s expenses and cash requirements will fluctuate from period to period depending on the level of activity at the projects, which may be influenced by the Company’s ability to raise capital to fund these activities. Comparisons of activity made between periods should be viewed with this in mind. The Company’s quarterly results may be affected by many factors such as timing of exploration activity, share-based compensation costs, capital raised, marketing activities and other factors that affect the Company’s exploration and evaluation activities.

The following table summarizes the Company’s Operations for the three-month and twelve-month periods ended December 31, 2024, and December 31, 2023:

	Three months ended December 31,		Year ended December 31,
	2024 $	2023 $	2024 $	2023 $

EXPENSES
General exploration expenses	7,714,199	6,903,046	29,651,360	22,863,740
Depreciation and amortization	492,787	503,523	1,581,270	744,783
General and administrative expenses	2,949,052	2,104,114	7,980,178	5,647,102
DSUs granted	138,113	234,122	1,020,523	798,122
Fair value movement of DSUs	(489,520)	(122,638)	(963,340)	(128,114)
Net foreign exchange loss	47,725	138,103	408,086	395,020
LOSS FOR THE YEAR BEFORE OTHER ITEMS	10,852,356	9,760,270	39,678,077	30,320,653

Interest (income) expense, net	(116,547)	(5,919)	(114,114)	222,387
Interest expense and accretion on Term Loan and A&R Promissory Notes	792,141	946,736	3,109,319	2,357,560
Other income	(252,999)	-	(252,999)	-
Deferred tax recovery	-	(524,531)	-	(524,531)
NET LOSS FOR THE PERIOD	11,274,951	10,176,556	42,420,283	32,376,069

●	General exploration expenses increased by $811,153 and $6,787,620 for the three and twelve months ended December 31, 2024, respectively, as the Company ramped-up drilling, geology, geophysics, mine development, and other activities at the Mines over the year.

●	Depreciation for the three months ended December 31, 2024, was consistent with the prior year comparable period. Depreciation was higher for the year ended December 31, 2024, when compared to the previous year due to significant property, plant and equipment acquisitions in late 2023.

●	General and administrative expenses increased by $844,938 and $2,333,076 for the three and twelve months ended December 31, 2024, respectively, mainly due to costs of $1,168,729 associated with the retirement of the Company’s Chief Executive Officer in December 2024, higher share-based compensation related to the Company’s new restricted share unit (“RSU”) Plan and a change in the vesting pattern of the Company’s 2024 Stock Option grants, as well as higher filing and professional fees relating to additional regulatory reporting requirements in 2024.

●	DSUs granted, net of fair value movements, or deferred share units, represents the Company’s long-term incentive program compensation granted to directors of the Company, net of period-end mark to market adjustments. The decrease of $462,891 and $612,825 for the three and twelve months ended December 31, 2024, respectively, is due to downward mark to market adjustments on outstanding units resulting from a decrease in the Company’s share price. In addition, there was a voluntary reduction in directors’ compensation for the three months ended December 31, 2024.

●	Interest income and expense represents interest income earned on cash and cash equivalent deposits and interest expense on the Company’s lease liabilities and vehicle financing. Net interest income increased by $110,628 and $336,501 for the three and twelve months ended December 31, 2024, respectively, as the Company held higher cash balances arising from the June 2024 Financing in guaranteed investment certificates. Further, the final instalments on the drilling equipment and Syringa Lodge leases were paid in 2024, resulting in lower interest expense for the current year periods.

●	Interest expense and accretion on Term Loan and A&R Promissory Notes comprises the accrued interest on the Company’s Term Loan and A&R Promissory Notes, as well as the accretion of related transaction costs and fees. The decrease of $154,595 for the three months ended December 31, 2024, relates to a higher undiscounted balance on the Term Loan in the current year period. The increase of $751,759 for the year ended December 31, 2024, when compared to the previous year, reflects the cost of the Term Loan being outstanding for a full 12 months in 2024, compared to six months in 2023.

●	Deferred tax recovery of $524,531 related to the warrants issued with the Term Loan was recognized in the prior year period.

Cash Flows

The following table summarizes the Company’s cash flows:

	Year ended December 31,
	2024 $	2023 $
Cash flows
Operating activities	(37,599,434)	(29,462,860)
Investing activities	(1,022,231)	(5,254,964)
Financing activities	25,346,644	50,138,346
Increase (decrease) in cash and cash equivalents before effects of exchange rate changes	(13,275,021)	15,420,522
Effect of exchange rate changes on cash and cash equivalents	135,326	(1,337,885)
Change in cash and cash equivalents for the period	(13,139,695)	14,082,637
Cash and cash equivalents at the beginning of the period	19,245,628	5,162,991
Cash and cash equivalents at the end of the period	6,105,933	19,245,628

Operating Activities

Net cash used in operating activities for 2024 increased by $8,136,574 compared to 2023 resulting from the ramp-up of drilling, geology, geophysics, mine development, and other activities at the Mines over the year.

Investing Activities

Key investing activities relate to the acquisition of property, plant and equipment. Net cash used in investing activities for 2024 decreased by $4,232,733 compared to 2023. The higher spending in 2023 was related to the acquisition of mobile equipment and the upfront purchase of tools and parts for the three drills which were leased in 2023.

Financing Activities

Net cash provided by financing activities for 2024 decreased by $24,791,702 compared to 2023. During 2023, the Company obtained a Term Loan for gross proceeds of approximately $20.0 million and closed private placements for gross proceeds of approximately $39.8 million, using a portion of those funds to repay a $7.0 million promissory note from Pinnacle Island LP. During 2024, the Company closed private placements for gross proceeds of approximately $27.5 million.

Liquidity & Capital Resources

The Company, being in the exploration and evaluation stage, is subject to risks and challenges similar to companies in a comparable stage of exploration and evaluation. These risks include the challenges of securing adequate capital for exploration and advancement of the Company’s material projects, operational risks inherent in the mining industry, and global economic and metal price volatility, and there is no assurance management will be successful in its endeavors.

The properties in which the Company currently has an interest are in the pre-revenue stage. Operating cash outflows are highly dependent upon the exploration and evaluation programs taking place at that time. As such, the Company is dependent on external financing to fund its activities and the advancement of its projects. In order to carry out the planned project advancement and cover administrative costs, the Company will need to use its existing working capital and raise additional amounts as needed.

As at December 31, 2024, the Company had $6,105,933 in available cash (December 31, 2023 – $19,245,628), with no sources of operating cash flows, and no significant credit lines in place. As at December 31, 2024, the Company had working capital (calculated as total current assets less total current liabilities) of $2,963,061 (December 31, 2023 – $14,787,484). The decrease in working capital is mainly due to lower cash balances in support of exploration and evaluation activities.

Financings

On March 18, 2025, the Company closed a significant refinancing and the deleveraging of its balance sheet with the conversion of the Term Loan into equity (the “Debt Conversion”).

The Company completed a private placement financing issuing 153,333,334 units of the Company at a price of $0.30 per unit for aggregate gross proceeds of approximately $46 million (the “March 2025 Private Placement”). Each unit consists of one Common Share and one-half of one warrant. Each warrant entitles the holder to acquire one additional Common Share at a price of $0.55 per share until March 18, 2028. In addition, the Company issued 4,000,000 Common Shares at an issue price of $0.30 per share to TriView Capital Ltd. for its services as finder.

In accordance with the previously announced debt settlement agreement, the Company has issued to Cymbria an aggregate of 69,607,843 units (“Settlement Units”) at a deemed issue price of $0.30 per unit in full satisfaction of the $20,882,353 principal amount outstanding under the Term Loan, and the settlement of the $268,896 accrued interest in cash. Each Settlement Unit consists of one Common Share and one Common Share purchase warrant (each, a “Settlement Warrant”). Each Settlement Warrant entitles the holder to acquire one additional Common Share at a price of $0.40 per Common Share until March 18, 2028.

The Company also entered into advisory services agreements which include assistance with the identification of a new CEO, the Debt Conversion, and Company strategy. The advisors will continue to provide such services on an ongoing basis until June 30, 2025. The Company issued 12,750,000 Common Shares to the advisors at a deemed price per share of $0.30 as consideration for their services. The shares remain subject to contractual resale restrictions for a 12-month period. The Company also paid its financial advisor a fee of US$1,500,000, consisting of US$500,000 in cash and US$1,000,000 in 3,586,709 Common Shares issued at a price of US$0.28 per share.

The Company also granted: (i) 5,750,000 stock options with each option having an exercise price of $0.50, a term of five years, and vesting as to one-half on the date of grant and the balance on the first anniversary of the date of grant; and (ii) 3,175,000 RSUs, each RSU vesting in full on the first anniversary of the date of grant.

Subject to any changes in the Company’s operational plan, this transaction will provide the Company with the funds required to advance its planned activities and cover administrative costs through to the end of 2025.

On June 14, 2024, the Company closed the first tranche of the June 2024 Financing, pursuant to which the Company issued an aggregate 19,234,614 Units at a price of $0.78 per Unit (the “Issue Price”) for aggregate gross proceeds of $15,002,999. Each Unit is comprised of one Common Share and one common share purchase warrant of the Company (each, a “Warrant”). Each Warrant entitles the holder thereof to acquire one Common Share for a period expiring 60 months following the date of issuance (the “Expiry Date”) at a price of $1.10 per Common Share. If, at any time prior to the Expiry Date, the volume-weighted average trading price of the Common Shares is at least $2.00 per Common Share for a period of 20 trading days, the Company may, at its option, accelerate the Expiry Date within 30 days’ notice to the Warrant holders.

On June 21, 2024, the Company closed the second tranche of the June 2024 Financing and issued an additional 16,021,795 Units at the Issue Price for gross proceeds of $12,497,000. Together with proceeds from the first tranche, the total size of the June 2024 Financing was approximately $27.5 million. As at December 31, 2024, the Company has expended $21,178,020 of the June 2024 Financing.

On December 14, 2023, the Company closed a financing (the “December 2023 Financing”) comprised of a brokered private placement of units (the “December 2023 Private Placement”) and an amended Term Loan. Under the December 2023 Private Placement, the Company issued an aggregate of 13,133,367 Common Shares at a price of $1.20 per Common Share for aggregate gross proceeds of $15,760,040. The principal amount of the Term Loan was increased by $5,882,353 (the “Additional Principal Amount”) from $15,000,000 to $20,882,353. The Additional Principal Amount was subject to an original issue discount of approximately 15% and was advanced by Cymbria to the Company as a single advance of $5,000,000. The net proceeds from the December 2023 Financing were $19,743,845 after fees and expenses, which have been used to advance the exploration and evaluation of the Mines and for general corporate and working capital purposes. As at December 31, 2024, all of the net proceeds of the December 2023 Financing had been expended as planned.

Although the Company has been successful in its past fundraising activities, there is no assurance as to the success of future fundraising efforts or as to the sufficiency of funds raised in the future. Factors that could affect the availability of financing include the progress and results of ongoing exploration and evaluation activities at the Mines, the state of international debt and equity markets, as may be impacted by inflation and investor perceptions and expectations with respect to global commodity markets. If necessary, depending on the amount of funding raised, the Company may explore opportunities to defer the timing of certain discretionary expenditures and the Company’s planned initiatives and other work programs may be postponed, or otherwise revised.

Use of Proceeds

The following table provides a summary of the principal use of proceeds of the June 2024 Financing and the December 2023 Financing.

Principal Purpose	Estimated Amount as at December 31, 2024(1) $000’s		Amounts Expended as at December 31, 2024 $000’s

June 2024 Financing
Activities relating to the Selebi Mines	22,500	(2)	18,541
Activities relating to the Selkirk Mine	1,000	(3)	936
General corporate and working capital	3,800	(4)	1,701
	27,300		21,178

Principal Purpose	Estimated Amount $000’s		Amounts Expended as at December 31, 2024 $000’s

December 2023 Financing
Activities relating to the Selebi Mines	11,520	(5)	11,520
Activities relating to the Selkirk Mine	400	(6)	400
General corporate and working capital	7,839	(7)	7,839
	19,759		19,759

Notes:

(1)	The use of the June 2024 Financing proceeds has been updated as of December 31, 2024, to reflect any changes in planned activities, as outlined below.
(2)	Represents approximately: (i) $21,200,000 for the advancement of the Selebi Mines towards an economic study; and (ii) $1,309,125 for the last instalment of the purchase price of the Syringa Lodge.
(3)	Represents the cost to advance the Selkirk Mine to a mineral resource estimate and exploration activities on the prospecting licences.
(4)	Represents approximately: (i) $1,313,014 allocated to the payment of interest on the Term Loan; and (ii) approximately $2,500,000 allocated to general corporate expenses and working capital.
(5)	Represents approximately: (i) $10,120,000 for the advancement of the Selebi Mines towards a NI 43-101 compliant mineral resource estimate; and (ii) $1,400,000 for mining licence extension payment.
(6)	Represents certain geophysics and geology costs, care and maintenance and prospecting licences.
(7)	Represents approximately (i) $2,080,000 allocated to the payment of interest on the Term Loan; and (ii) $5,759,000 allocated to general corporate expenses.

Going Concern

The ability of the Company to continue operations as a going concern is ultimately dependent upon achieving profitable operations and its ability to obtain adequate financing. The Company incurred a net loss of $42,420,283 for the year ended December 31, 2024 (December 31, 2023 - $32,376,069). To date, the Company has not generated profitable operations from its resource activities. It is not possible to predict whether future financing efforts will be successful or if the Company will attain a profitable level of operations. These material uncertainties cast substantial doubt about the Company’s ability to continue as a going concern. The accompanying Annual Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities, and the reported expenses and comprehensive loss that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material. In assessing whether a going concern assumption is appropriate, management considers all available information about the future, which is at least, but not limited to, twelve months from the date of this Report.

Contractual Obligations and Contingencies

As of December 31, 2024, the Company had no material commitments for capital expenditures over the next 12 months, however the Company had the following contractual obligations and commitments:

Selebi Mines

As per the Selebi APA, the aggregate purchase price payable to the seller for the Selebi Mines is the sum of US$56,750,000 which amount shall be paid in three instalments:

●	US$1,750,000 payable on the closing date, and payment of care and maintenance funding contributions in respect of the Selebi Mines from March 22, 2021, to the closing date of US$5,178,747. These payments have been made.

●	US$25,000,000 upon the earlier of: (a) approval by the Botswana Ministry of Mineral Resources, Green Technology and Energy Security (“MMRGTES”) of the Company’s Section 42 and Section 43 applications (for the further extension of the mining licence and conversion of the mining licence into an operating licence, respectively); and (b) on the expiry date of the study phase, January 31, 2026. Pursuant to the Selebi APA, the study phase has been extended for one year from the original expiry date of January 31, 2025. This extension follows successful completion by the Company of the work and investment milestones required by the Selebi APA.

●	The third instalment of US$30,000,000 is payable on the completion of mine construction and production start-up by the Company on or before January 31, 2030, but not later than four years after the approval by the Minister of MMRGTES of the Company’s Section 42 and Section 43 applications.

As per the terms and conditions of the Selebi APA, the Company has the option to cancel the second and third payments and return the Selebi Mines to the BCL Liquidator if the Company determines that the Selebi Mines are not economical. The Company also has an option to pay in advance the second and third payments if the Company determines that the Selebi Mines are economical. The Company’s accounting policy is to measure and record contingent consideration when the conditions associated with the contingency are met. As of December 31, 2024, none of the conditions of the second and third instalments have been met, hence these amounts are not accrued in the Financial Statements.

In addition to the Selebi APA, the purchase of the Selebi Mines is also subject to a royalty agreement as well as a contingent consideration agreement with the BCL Liquidator. The royalty agreement consists of a net smelter royalty (“NSR”) of 2% on the net value of sales of concentrate or other materials with respect to production from the Selebi mining licence, of which the Company has the right to buy-back 50%. The contingent consideration agreement consists of two components: (i) a sliding scale payment of US$0.50/tonne of ore up to US$1.40/tonne of ore with respect to the discovery of new mineable deposits greater than 25 million tonnes of ore and; (ii) price participation of 15% on post-tax net earnings directly attributable to an increase of 25% or more in commodity prices, on a quarterly basis, for a period of seven years from the date of first shipment of concentrate or other materials.

Both the Selebi Mines and Selkirk Mine are subject to a royalty payable to the Botswana Government of 5% of all precious metals sales and 3% of all base metals sales.

Phikwe South and the Southeast Extension

In August 2023, the Company announced that it had entered into a binding commitment letter with the BCL Liquidator to acquire a 100% interest in two additional deposits, Phikwe South and the Southeast Extension, located adjacent to and immediately north of the Selebi North historical workings. The acquisition of the Phikwe South and the Southeast Extension deposits is subject to customary closing conditions and has not yet closed as of March 19, 2025.

The upfront cost to the Company to acquire these additional mineral properties is US$1,000,000. In addition, the Company has agreed to additional work commitments of US$5,000,000 in the aggregate over four years. As a result of the extension of the Selebi mining licence, the remaining asset purchase obligations of the Company outlined in the Selebi APA will each increase by 10%, US$5,500,000 in total, while the trigger events remain unchanged. The existing 2% NSR and contingent consideration agreement held by the BCL Liquidator with respect to production from the Selebi mining licence will also apply to production from these additional deposits, subject to the Company’s existing buy-back right for 50% of the NSR.

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

In addition to the Selkirk APA, the purchase of the Selkirk Mine is also subject to a royalty agreement as well as a contingent consideration agreement with the liquidator. The royalty agreement consists of an NSR of 1% on the net value of sales of concentrate or other materials with respect to production from the Selkirk mining licence, of which the Company has the right to buy-back in full. The contingent consideration agreement is on similar terms as the Selebi Mines contingent consideration.

NSR Option

The Company received $2,750,000 (the “Option Payment”) from Cymbria for their right to participate in the Company’s right to repurchase one-half of the Selebi NSR and the entirety of the Selkirk NSR. Cymbria has the right to put its options back to the Company in certain circumstances in return for the reimbursement of the applicable portion of the Option Payment. Cymbria also has the right to compel the Company to repurchase the applicable portion of its NSR from the relevant liquidator.

Term Loan

The Company had an outstanding Term Loan at December 31, 2024, in the amount of $20,882,353 that bore interest at a rate of 10% per annum payable quarterly in arrears, with the principal maturing on June 28, 2026. The Term Loan was subject to certain covenants and provisions on events of default, repayments and mandatory prepayments, including: (i) increase in the interest rate payable on the Term Loan to 15% per annum upon the occurrence of an event of default; (ii) the Company could prepay all or any portion of the principal amount outstanding with a minimum repayment amount of $500,000 and in an integral multiple of $100,000, together with all accrued and unpaid interest on the principal amount being repaid; and (iii) mandatory prepayment was to be made when the Company had non-ordinary course asset sales or other dispositions of property or the Company received cash from the issuance of indebtedness for borrowed money. As at December 31, 2024, the Company was in compliance with the Term Loan covenants.

In March 2025, the Company closed a significant refinancing and the deleveraging of its balance sheet with the conversion of the Term Loan into equity.

While the Company has arranged this additional financing, the proceeds are intended for the advancement of exploration and evaluation activities at the Mines. Therefore, the Company will need to arrange additional financing to meet its commitments under the asset purchase agreements.

Contingencies

There are no environmental liabilities associated with the Mines as at the acquisition dates as all liabilities incurred prior to the acquisitions are the responsibility of the sellers, BCL and TNMC. The Company has an obligation for the rehabilitation costs arising subsequent to the acquisitions. As of December 31, 2024, there were no material rehabilitation costs for which the Company expects to incur, and management is not aware of or anticipating any contingent liabilities that could impact the financial position or performance of the Company related to its exploration and evaluation assets.

The Company’s exploration and evaluation assets are affected by the laws and environmental regulations that exist in the various jurisdictions in which the Company operates. It is not possible to estimate any future contingent liabilities and the impact on the Company’s operating results due to future changes in the Company’s re-development of its projects or future changes in such laws and environmental regulations.

Related Party Transactions

Related party transactions are summarized below and include transactions with the following individuals or entities:

Key management (defined as members of the Board of Directors and certain senior officers) compensation was related to the following:

	Year ended December 31,
	2024 $	2023 $
Salaries and management fees	1,373,388	1,195,550
One-time retirement benefit	1,168,729	-
Site operations and administration	2,088,356	2,394,776
DSUs granted, net of fair value movements	57,183	670,008
Share-based compensation	1,252,483	657,138
	5,940,139	4,917,472

As a result of the 2023 financing transactions on June 28, 2023, and December 14, 2023, Cymbria and certain other funds managed by EdgePoint (the “Financing Parties”) acquired a total of 16,037,800 Common Shares. The Financing Parties also acquired on closing of the 2023 financing transactions an aggregate of 6,024,000 warrants with an expiration date of June 28, 2026, and an exercise price of $1.4375. Further, in connection with the June 2024 Financing, EdgePoint subscribed for 7,692,307 Units at $0.78 per Unit for gross proceeds of approximately $6.0 million.

As of December 31, 2024, EdgePoint beneficially owns 23,833,224 Common Shares and 13,716,307 Warrants, representing approximately 12.8% of the issued and outstanding Common Shares (approximately 18.8% on a partially-diluted basis assuming the exercise of all warrants held by EdgePoint). All warrants issued to EdgePoint as part of the June 2024 Financing include customary restrictions providing that EdgePoint will not exercise such number of warrants so as to bring its undiluted share ownership percentage above 20.0% of the Company’s issued and outstanding Common Shares without obtaining the requisite shareholder and Exchange approval.

In connection with the June 2024 Financing, certain insiders of the Company subscribed for an aggregate of 1,389,140 Units for gross proceeds of $1,083,529.

For the year ended December 31, 2024, the Company paid interest of $2,082,830 (2023 - $793,392) to the Financing Parties.

Segmented Disclosure

The Company operates in one reportable operating segment being that of the acquisition, exploration and evaluation of mineral properties in three geographic segments being Canada, Barbados, and Botswana. The Company’s geographic segments are as follows:

	December 31, 2024 $	December 31, 2023 $
Current assets
Canada	4,066,121	15,894,177
Barbados	89,446	104,024
Botswana	3,462,676	4,680,572
Total	7,618,243	20,678,773

Property, plant and equipment
Canada	-	8,726
Botswana	8,488,405	8,691,908
Total	8,488,405	8,700,634

Exploration and evaluation assets
Botswana	8,846,821	8,594,798

The Company’s exploration and evaluation activities are assessed at the individual project level. The Selebi and Selkirk projects below make up the Botswana geographic segment.

	Year ended December 31, 2024
General Exploration Expenses	Selebi $	Selkirk $	Other $	Total $
Drilling	6,703,402	-	-	6,703,402
Site operations, administration, and overhead	4,298,941	435,957	156,457	4,891,355
Infrastructure and equipment maintenance	3,872,782	-	-	3,872,782
Geology	3,042,562	505,783	-	3,548,345
Mine development	3,030,676	-	-	3,030,676
Electricity	2,904,188	27,377	-	2,931,565
Engineering and technical studies	1,066,361	248,343	-	1,314,704
Geophysics	993,152	107,942	-	1,101,094
Freight, tools, supplies, and other consumables	915,925	10,417	-	926,342
Health and safety	319,146	44	-	319,190
Environmental, social and governance	302,737	-	-	302,737
Share-based compensation	567,335	141,833	-	709,168
Total	28,017,207	1,477,696	156,457	29,651,360

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements as at December 31, 2024.

Financial Instruments

ASC 820 - Fair Value Measurement establishes a three-tier fair value hierarchy. The fair value hierarchy’s three tiers are based on the extent to which inputs used in measuring fair value are observable in the market, and are as follows:

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

The carrying value of cash and cash equivalents, trade payables and accrued liabilities approximate their fair value due to their short-term nature, and therefore have been excluded from the table below. A summary of the carrying value and fair value of other financial instruments were as follows:

		December 31, 2024		December 31, 2023
	Classification	Carrying Value $	Fair Value $	Carrying Value $	Fair Value $
Lease liabilities	Level 2	-	-	1,611,143	1,611,143
DSU liability	Level 1	941,664	941,664	884,481	884,481
Vehicle financing	Level 2	246,137	246,137	236,124	236,124
Term Loan	Level 3	18,983,212	20,862,478	17,956,423	20,839,975
NSR option liability	Level 2	2,750,000	2,750,000	2,750,000	2,750,000

Lease liabilities and vehicle financing - The fair values approximate carrying values as the interest rates are comparable to current market rates.

DSU liability - the fair value of the DSUs is measured using the closing price of the Company’s Common Shares at the end of each reporting period.

Term Loan – the Term Loan is carried at amortized cost. The fair value measurement of the Term Loan was based on an income approach.

NSR option liability – The fair value of the NSR options is determined using a valuation model that incorporates such factors as discounted cash flow projections, metal price volatility, and risk-free interest rate. As the NSR options are exercisable entirely at the discretion of Cymbria and the underlying projects are in the exploration stage, the fair value of the call and put on the options as at December 31, 2024 and December 31, 2023 is nil.

The carrying value of cash and cash equivalents, trade payables and accrued liabilities approximate their fair value due to their short-term nature.

Accounting Developments

For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, refer to Note 2 of the Consolidated Financial Statements.

Critical Accounting Estimates

The preparation of the Consolidated Financial Statements in conformity with US GAAP requires management to make assumptions and estimates that can affect reported amounts of assets, liabilities, revenue and expenses and the accompanying disclosures. Estimates are continuously evaluated and are based on management’s historical experience and on other assumptions believed to be reasonable under the circumstances. However, different estimates could result in outcomes that require a material adjustment to the carrying amount of assets or liabilities affected in future periods.

The areas involving a higher degree of complexity or significant management judgement, or areas where estimates are significant to the consolidated financial statements are:

(a)	Recoverability of exploration and evaluation assets

The ultimate recoverability of the exploration and evaluation assets is dependent upon the Company’s ability to obtain the necessary financing to complete the exploration and development and commence profitable production at its projects, or alternatively, upon the Company’s ability to dispose of its interests therein on an advantageous basis. A review of the indicators of potential impairment is at minimum carried out at each reporting period.

Management undertakes a periodic review of these assets to determine whether any indication of impairment exists. Where an indicator of impairment exists, a formal estimate of the recoverable amount of the assets is made. An impairment loss is recognized when the carrying value of the assets is higher than the recoverable amount and when mineral licence tenements are relinquished or have lapsed. In undertaking this review, management of the Company is required to make significant estimates of, among other things, discount rates, commodity prices, foreign exchange rates, availability of financing, future operating and capital costs and all aspects of project advancement. These estimates are subject to various risks and uncertainties, which may ultimately have an effect on the expected recoverability of the carrying values of the assets.

(b)	Asset lives for depreciation and amortization

Property, plant and equipment comprise a large component of the Company’s assets and as such, the depreciation of these assets have a significant effect on the Company’s financial statements. Management must make estimates of the useful lives, as well as residual values, of each asset when calculating the depreciation of these assets. These useful life and residual value estimates are subject to various risks and uncertainties, and an asset’s useful life may ultimately be shorter or longer than Management’s estimate, and residual values may differ from what was originally estimated.

(c)	Going concern

The consolidated financial statements are prepared on a going concern basis unless management either intends to liquidate the Company or has no realistic alternative but to do so. Assessment of the Company’s ability to continue as a going concern requires the consideration of all available information about the future, which is at least, but not limited to, twelve months from the end of the reporting period. This information includes estimates of future cash flows and other factors, the outcome of which is uncertain. When management is aware, in making its assessment, of material uncertainties related to events or conditions that may cast substantial doubt upon the Company’s ability to continue as a going concern, those uncertainties are disclosed.

(d)	Valuation of share-based compensation and warrants

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock-based awards issued under the Company’s stock option plan. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to, the Company’s expected stock price volatility over the estimated term of the awards, and actual and projected stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in net loss over the requisite service period.

As part of the Company’s financing transactions, units are issued containing Common Share purchase warrants. The fair value of these Common Share purchase warrants are calculated using a Monte Carlo model, which models the probability of a number of different outcomes not easily predicted.

(e)	Deferred tax

The Company uses the asset and liability method in accounting for deferred taxes. Under this method, deferred taxes are recognized for future income tax. In preparing these estimates, management is required to interpret substantially enacted legislation as well as economic and business conditions along with management’s tax and corporate structure plans which may impact taxable income in future periods.

(f)	Asset retirement obligations

Management’s best estimates regarding asset retirement obligations are based on the current economic environment. Changes in estimates of contamination, restoration standards and restoration activities result in changes to provisions from period to period. Actual asset retirement obligations will ultimately depend on future market prices for future restoration obligations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and qualitative disclosures about market risk have been omitted as permitted under rules applicable to smaller reporting companies.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The audited financial statements of Premium Resources Ltd. as of December 31, 2024 and 2023 are appended to this Report beginning on page F-1.

(Formerly Premium Nickel Resources Ltd.)

Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

In accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and stated in Canadian dollars, unless otherwise indicated

INDEX

Independent Auditor’s Report (PCAOB ID 1930)

Consolidated Financial Statements

■	Consolidated Balance Sheets

■	Consolidated Statements of Operations and Comprehensive Loss

■	Consolidated Statements of Changes in Shareholders’ (Deficiency) Equity

■	Consolidated Statements of Cash Flows

■	Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Premium Resources Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Premium Resources Ltd. (Formerly Premium Nickel Resources Ltd ) (the “Company”) as at December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity (deficiency), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 2024 and 2023, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring net losses and has no source of operating cash flows. Which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern

Critical Audit Matter Description

As described in Note 1, the Company, being in the exploration stage, is subject to risks and challenges similar to companies in a comparable stage. These risks include the challenges of securing adequate capital for exploration and operational risks inherent in the mining industry, and global economic and metal price volatility and there is no assurance management will be successful in its endeavors. The ability of the Company to continue operations as a going concern is ultimately dependent upon achieving profitable operations and its ability to obtain adequate financing. To date, the Company has not generated profitable operations from its resource activities and will need to invest additional funds in carrying out its planned exploration and operational activities. Management has prepared future cash flow forecasts, which involves judgement and estimation of key variables, such as planned financing and capital and operational expenditures. Future economic conditions and effects of key events subsequent to the year end, such as debt and equity financing, also impacted management’s judgements and estimates. We identified the Company’s ability to continue as a going concern as a critical audit matter because auditing the Company’s going concern assessment is complex and involves a high degree of auditor judgment to assess the reasonableness of the cash flow forecasts, planned refinancing actions and other assumptions used in the Company’s going concern analysis. The Company’s ability to execute the planned refinancing actions are especially judgmental given that the global financial markets and economic conditions have been, volatile. This matter is also described in the “Material Uncertainty Related to Going Concern” section of our report.

Audit Response

We responded to this matter by performing procedures over management’s assessment of the Company’s ability to continue as a going concern. Our audit work in relation to this included, but was not restricted to, the following:

●	We evaluated the cash flow forecasts prepared by management and evaluated the integrity and arithmetical accuracy of the model.

●	We evaluated the key assumptions used in the model to estimate future cash flows for a reasonable period of time, not exceeding 12 months from the date of the consolidated statements of financial position, by comparing assumptions used by management against budgets, economic and industry indicators and publicly available information.

●	We evaluated the key assumptions pertaining to estimated cash flows from operating activities and expected cash flows from financing activities, underlying agreements, private placement raises and subsequent events thereafter.

●	We assessed the adequacy of the going concern disclosures included in Note 1 of the consolidated financial statements and consider these to appropriately reflect the assessments that management has performed.

We have served as the Company’s auditor since 2022.

Chartered Professional Accountants;
Licensed Public Accountants

Ottawa, Canada

March 19, 2025
PCAOB ID: 1930

Consolidated Balance Sheets

(Expressed in Canadian dollars)

		As at
	Notes	December 31, 2024 $	December 31, 2023 $
ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	6,105,933	19,245,628
Prepaid expenses		540,288	900,310
Other receivables	4	972,022	532,835
TOTAL CURRENT ASSETS		7,618,243	20,678,773

NON-CURRENT ASSETS
Exploration and evaluation assets	5	8,846,821	8,594,798
Property, plant and equipment	6	8,488,405	8,700,634
TOTAL NON-CURRENT ASSETS		17,335,226	17,295,432
TOTAL ASSETS		24,953,469	37,974,205

LIABILITIES
CURRENT LIABILITIES
Trade payables and accrued liabilities	7	4,477,580	4,280,146
Lease liabilities	8	-	1,611,143
Current portion of DSU liability	12(e)	177,602	-
TOTAL CURRENT LIABILITIES		4,655,182	5,891,289

NON-CURRENT LIABILITIES
Vehicle financing		246,137	236,124
Provision for leave and severance		1,001,936	510,202
Term Loan	9	18,983,212	17,956,423
NSR option liability	10	2,750,000	2,750,000
DSU liability	12(e)	764,062	884,481
TOTAL NON-CURRENT LIABILITIES		23,745,347	22,337,230
TOTAL LIABILITIES		28,400,529	28,228,519

SHAREHOLDERS’ (DEFICIENCY) EQUITY
Common Shares (no par value, unlimited Common Shares authorized; 185,708,588 issued and outstanding) (December 31, 2023 – 149,300,920)	12	-	-
Preferred shares	12	31,516	31,516
Additional paid-in capital		145,025,333	116,069,973
Deficit		(146,987,099)	(104,566,816)
Accumulated other comprehensive loss		(1,516,810)	(1,788,987)
TOTAL SHAREHOLDERS’ (DEFICIENCY) EQUITY		(3,447,060)	9,745,686
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIENCY) EQUITY		24,953,469	37,974,205
Nature of Operations and Going Concern (Note 1)
Subsequent Events (Note 19)

The accompanying notes are an integral part of these consolidated financial statements.

Approved by the Board of Directors on March 19, 2025.

“signed” Paul Martin Director and Interim Chief Executive Officer	“signed” Jason LeBlanc Director

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in Canadian dollars)

		Year ended December 31,
		2024	2023
	Notes	$	$

EXPENSES
General exploration expenses	5	29,651,360	22,863,740
Depreciation and amortization		1,581,270	744,783
General and administrative expenses	18	7,980,178	5,647,102
DSUs granted	12(e)	1,020,523	798,122
Fair value movement of DSUs	12(e)	(963,340)	(128,114)
Net foreign exchange loss		408,086	395,020
LOSS FOR THE YEAR BEFORE OTHER ITEMS		39,678,077	30,320,653

OTHER ITEMS
Interest (income) expense, net		(114,114)	222,387
Interest expense and accretion on Term Loan	9	3,109,319	1,675,013
Interest expense and accretion on A&R Promissory Notes	11	-	682,547
Other income		(252,999)	-
NET LOSS BEFORE TAX		42,420,283	32,900,600

Deferred tax recovery	17	-	(524,531)
NET LOSS FOR THE YEAR		42,420,283	32,376,069

OTHER COMPREHENSIVE (INCOME) LOSS
Exchange differences on translation of foreign operations		(272,177)	588,471

TOTAL COMPREHENSIVE LOSS FOR THE YEAR		42,148,106	32,964,540

Basic and diluted loss per share		0.25	0.25
Weighted average number of Common Shares outstanding – basic and diluted		168,932,859	128,509,525

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ (Deficiency) Equity

(Expressed in Canadian dollars)

	Notes	Number of shares	Preferred shares $	Additional paid-in capital $	Deficit $	Accumulated other comprehensive (loss) income $	Total shareholders’ (deficiency) equity $
BALANCE, DECEMBER 31, 2023		149,300,920	31,516	116,069,973	(104,566,816)	(1,788,987)	9,745,686
Net loss for the year		-	-	-	(42,420,283)	-	(42,420,283)
Share capital issued through private placement	12(a)	36,281,409	-	28,239,254	-	-	28,239,254
Share issue costs	12(a)	-	-	(1,239,037)	-	-	(1,239,037)
Exercise of options, net	12(a)(c)	126,259	-	-	-	-	-
Share-based compensation	12(c)(d)	-	-	1,955,143	-	-	1,955,143
Exchange differences on translation of foreign operations		-	-	-	-	272,177	272,177
BALANCE, DECEMBER 31, 2024		185,708,588	31,516	145,025,333	(146,987,099)	(1,516,810)	(3,447,060)

BALANCE, DECEMBER 31, 2022		116,521,343	31,516	77,302,736	(72,190,747)	(1,200,516)	3,942,989
Net loss for the year		-	-	-	(32,376,069)	-	(32,376,069)
Share capital issued through private placement		32,342,551	-	39,774,313	-	-	39,774,313
Share issue costs		-	-	(3,058,875)	-	-	(3,058,875)
Fair value of lender warrants		-	-	1,744,192	-	-	1,744,192
Deferred tax liability on lender warrants				(524,531)	-	-	(524,531)
Exercise of options, net		337,026	-	-	-	-	-
Exercise of warrants		100,000	-	175,000	-	-	175,000
Share-based compensation		-	-	657,138	-	-	657,138
Exchange differences on translation of foreign operations		-	-	-	-	(588,471)	(588,471)
BALANCE, DECEMBER 31, 2023		149,300,920	31,516	116,069,973	(104,566,816)	(1,788,987)	9,745,686

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(Expressed in Canadian dollars)

		Year ended December 31,
	Notes	2024 $	2023 $
OPERATING ACTIVITIES
Net loss for the year		(42,420,283)	(32,376,069)
Interest received		284,474	110,886
Interest payment on Term Loan	9	(2,082,530)	(980,892)
Interest payment on A&R Promissory Note		-	(412,329)
Items not affecting cash:
DSUs granted	12(e)	1,020,523	798,122
Fair value movement of DSUs	12(e)	(963,340)	(128,114)
Share-based compensation	12(c)(d)	1,955,143	657,138
Depreciation		1,581,270	744,783
Provision for leave and severance		470,858	332,261
Accrued interest and accretion on loans		2,844,336	2,001,674
Deferred tax recovery	17	-	(524,531)
Accrued interest on lease liability	8	114,335	301,098
Other income		(252,999)	-
Changes in non-cash working capital and non-current liability
Prepaid expenses and other receivables		(348,655)	(157,790)
Trade payables and accrued expenses		197,434	254,430
Deferred share units redemption	12(e)	-	(83,527)
Net cash used in operating activities		(37,599,434)	(29,462,860)

INVESTING ACTIVITIES
Acquisition of property, plant and equipment		(1,022,231)	(4,771,081)
Expenditures on exploration and evaluation assets	5	-	(483,883)
Net cash used in investing activities		(1,022,231)	(5,254,964)

FINANCING ACTIVITIES
Proceeds from issuance of units		27,499,999	39,774,313
Share issue costs		(358,746)	(2,808,231)
Proceeds from exercise of options and warrants		-	175,000
Term Loan proceeds, net of fees		-	19,605,000
A&R Promissory Note repayment	11	-	(7,000,000)
Vehicle loan repayments, net of financing		(6,155)	(115,830)
Lease payments	8	(1,788,454)	(2,241,906)
NSR Option	10	-	2,750,000
Net cash provided by financing activities		25,346,644	50,138,346

Effect of exchange rate changes on cash and cash equivalents		135,326	(1,337,885)
Change in cash and cash equivalents for the year		(13,139,695)	14,082,637
Cash and cash equivalents at the beginning of the year		19,245,628	5,162,991
Cash and cash equivalents at the end of the year		6,105,933	19,245,628

Supplemental cash flow information
Income taxes paid		-	-
Interest paid		2,213,032	1,633,888

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in Canadian dollars)

  1. NATURE OF OPERATIONS AND GOING CONCERN

Premium Resources Ltd. and its wholly-owned subsidiaries’ (collectively, the “Company” or “PREM” and formerly Premium Nickel Resources Ltd.) principal business activity is the exploration and evaluation of PREM’s flagship asset, the Selebi nickel-copper-cobalt sulphide mine in Botswana and, separately, the Company’s Selkirk nickel-copper-cobalt-platinum group elements sulphide mine, also in Botswana. The common shares of PREM (“Common Shares”) are listed and posted for trading on the TSX Venture Exchange (the “TSXV”) under the symbol “PREM”. Prior to November 20, 2024, the Company traded on the TSXV under its previous name and symbol, Premium Nickel Resources Ltd. and PNRL, respectively. In addition, the Common Shares are currently quoted on the OTC Pink Open Market under the symbol “PRMLF”.

The following corporate structure chart sets out details of the direct and indirect ownership of the principal subsidiaries of the Company:

Premium Resources Ltd.
(Ontario)
100%
NAN Exploration Inc.
(Ontario)
100%
PNR Amalco Ltd.
(Ontario)
100%
Premium Resources International Ltd.
(Barbados)
100%
Premium Resources Selkirk (Barbados) Limited
(Barbados)
100%
Premium Resources Selebi (Barbados) Limited
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

The Company’s head and registered office is located at One First Canadian Place, 100 King Street West, Suite 3400, Toronto, Ontario, Canada M5X 1A4.

The principal assets of the Company are the Selebi and Selebi North nickel-copper-cobalt (“Ni-Cu-Co”) mines in Botswana and related infrastructure (together, the “Selebi Mines”), as well as the nickel, copper, cobalt, platinum-group elements (“Ni-Cu-Co-PGE”) Selkirk mine in Botswana, together with associated infrastructure and four surrounding prospecting licences (collectively, the “Selkirk Mine” and together with the Selebi Mines, the “Mines”).

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

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in Canadian dollars)

These consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. The ability of the Company to continue operations as a going concern is ultimately dependent upon achieving profitable operations and its ability to obtain adequate financing. The Company incurred a net loss of $42,420,283 for the year ended December 31, 2024 (December 31, 2023 - $32,376,069). To date, the Company has not generated profitable operations from its resource activities and will need to invest additional funds in carrying out its planned evaluation, development and operational activities.

It is not possible to predict whether future financing efforts will be successful or if the Company will attain a profitable level of operations. These material uncertainties cast substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities and the reported expenses and comprehensive loss that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material.

The properties in which the Company currently has an interest are in pre-revenue stage. As such, the Company is dependent on external financing to fund its activities. In order to carry out the planned activities and cover administrative costs, the Company will use its existing working capital and raise additional amounts as needed. Further, the second instalment under the Selebi APA (defined in Note 5) of $35,972,500 (US$25,000,000) is due January 31, 2026.

On March 18, 2025, the Company closed a significant refinancing which included the conversion of the Term Loan into equity (Note 19). While this transaction will provide sufficient capital for the Company to fund operations in the near term, the Company will need further funding to support advancement of the Selebi Mines and the Selkirk Mine toward the development stage.

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

Historically, the Company has prepared its financial statements under International Financial Reporting Standards, as issued by the International Accounting Standards Board, for reporting as permitted by security regulators in Canada, as well as in the United States under the status of a foreign private issuer and a non-accelerated filer as defined by the SEC. In Fiscal 2024, the Company determined that it no longer qualified as a non-accelerated filer under the SEC rules, as the SEC rules apply to foreign private issuers. As a result, the Company elected to report with the SEC on domestic forms and comply with domestic company rules, which permit the Company to continue to avail itself of accommodations available to non-accelerated filers that file on domestic issuer forms. Consequently, the Company transitioned to preparing its financial statements using US GAAP for its SEC filing requirements.

(b) Basis of preparation

These consolidated financial statements have been prepared under the historical cost convention, modified by the revaluation of any financial assets and financial liabilities where applicable. The preparation of these consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company as of December 31, 2024, and through the date of this report filing.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in Canadian dollars)

Operating segments are reported in a manner consistent with the internal reporting provided to executive management. The Company determined that it has one reportable operating segment being that of the acquisition, exploration and evaluation of mineral properties in three geographic segments, which are Canada, Barbados and Botswana (Note 15).

The Company’s presentation currency is Canadian dollars. Reference herein of $ or CAD is to Canadian dollars, US$ or USD is to United States dollars, and BWP is to Botswana pula.

(c) Reclassification

Certain comparative figures on the consolidated balance sheets, consolidated statements of operations and comprehensive loss, consolidated statements of cash flows, and the notes to the consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on net loss or shareholders’ equity as previously reported. An adjustment has been made to reduce share-based payments by $657,138 on the face of the consolidated statement of operations and comprehensive loss, and to increase general and administrative expenses and general exploration expenses by $487,295 and $169,843, respectively, for the year ended December 31, 2023. In addition, general and administrative expenses were reduced by $3,514,234 with a corresponding increase to general exploration expenses for the year ended December 31, 2023.

(d) Basis of consolidation

These consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries as summarized in the table below. All intercompany transactions, balances, income and expenses are eliminated upon consolidation.

Name of Entity	Place of Incorporation	Percentage Ownership	Functional Currency

Premium Resources Ltd.	Ontario, Canada		CAD
NAN Exploration Inc.	Ontario, Canada	100	CAD
PNR Amalco Ltd.	Ontario, Canada	100	CAD
Premium Resources International Ltd.	Barbados	100	USD
Premium Resources Selkirk (Barbados) Limited	Barbados	100	USD
Premium Resources Selebi (Barbados) Limited	Barbados	100	USD
Premium Nickel Group Proprietary Limited	Botswana	100	BWP
Premium Nickel Resources Proprietary Limited	Botswana	100	BWP

(e) Foreign currency translation

Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the date of the transaction. Foreign denominated monetary items are translated at the rates prevailing on the balance sheet date. Non-monetary items measured at historical cost continue to be carried at the exchange rates prevailing at the date of the transaction. Non-monetary items measured at fair value are reported at the exchange rate prevailing at the date when fair values were determined.

Exchange differences arising on the translation of monetary items or on settlement of monetary items are recognized in net loss in the year in which they arise.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in Canadian dollars)

Exchange differences arising on the translation of non-monetary items are recognized in other comprehensive loss to the extent that gains and losses arising on those non-monetary items are also recognized in other comprehensive loss. Where the non-monetary gain or loss is recognized in net loss, the exchange component is also recognized in net loss.

(f) Foreign operations

In the Company’s consolidated financial statements, all assets, liabilities and transactions of the Company’s entities with a functional currency other than the Canadian dollar are translated into Canadian dollars upon consolidation. The functional currency of the Company’s subsidiaries in Barbados is the USD, and the BWP for the subsidiaries in Botswana. On consolidation, assets and liabilities have been translated into Canadian dollars at the closing rate on the balance sheet date. Fair value adjustments arising on the acquisition of a foreign entity have been treated as assets and liabilities of the foreign entity and translated into Canadian dollars at the closing rate on the balance sheet date. Income and expenses have been translated into Canadian dollars at the average rate over the reporting period. Exchange differences are charged or credited to other comprehensive loss and recognised in the currency translation reserve in equity. On disposal of a foreign operation, the related cumulative translation differences recognised in equity are reclassified to profit or loss and are recognised as part of the gain or loss on disposal.

(g) Cash and Cash Equivalents

Cash and cash equivalents include all highly-liquid investments with an original maturity of three months or less. The Company minimizes its credit risk by investing its cash and cash equivalents with major Canadian and international banks and financial institutions with a minimum long-term credit rating of A, as defined by Standard & Poor’s. The Company’s management believes that no concentration of credit risk exists with respect to the investment of its cash and cash equivalents.

(h) Exploration and evaluation assets

Costs of leasing, exploration, evaluation, carrying and retaining unproven mineral properties are expensed as incurred. If the Company identifies proven and probable reserves in its investigation of a property and upon the establishment of commercial feasibility, the property would enter the development stage and future costs would be capitalized until production is established. When a property reaches the production stage, the related capitalized costs are amortized on a units-of-production basis over the proven and probable reserves following the commencement of production. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use.

To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all exploration and evaluation costs are being expensed.

ASC 930-805 - Extractive Activities-Mining: Business Combinations states that mineral rights consist of the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits. Mining assets include mineral rights which are considered tangible assets under ASC 930-805. ASC 930-805 requires that mineral rights be recognized at fair value as of the acquisition date. As a result, the direct costs to acquire mineral rights are initially capitalized as tangible assets. Mineral rights include costs associated with acquiring patented and unpatented mining claims.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in Canadian dollars)

(i) Impairment of long-lived assets

Long-lived assets, including exploration and evaluation assets and property, plant and equipment, are subject to impairment tests whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances that could trigger a review include, but are not limited to: significant decreases in the market price of the assets; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the assets; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the assets; and current expectation that the assets will more likely than not be sold or significantly disposed of before the end of their estimated useful life.

When indicators of potential impairment are present, the Company prepares a projected undiscounted cash flow analysis for the respective asset or asset group. If the sum of the undiscounted cash flows is less than the carrying value of the asset or asset group, an impairment loss is recognized equal to the excess of the carrying value over the fair value. Fair value can be determined using a market approach, income approach or cost approach. Recognized impairment losses are not reversed.

Based on the Company’s evaluation, no impairment has been recorded on the unproven mining properties for the year ended December 31, 2024.

(j) Leases

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

ROU assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The right-of-use asset is periodically reduced by impairment losses, if any, and adjusted for certain remeasurements of the lease liability. The lease liability is remeasured when there is a change in future lease payments, when there is a change in the Company’s estimate of the amount expected to be payable under a residual value guarantee, or if the Company changes its assessment of whether it will exercise a purchase, extension or termination option. These adjustments are recorded through profit or loss.

(k) Property, plant and equipment

Property, Plant and Equipment is stated at historical cost less accumulated depreciation and accumulated impairment losses.

Subsequent costs are included in the asset’s carrying amount or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the Company and the cost of the item can be measured reliably. The carrying amount of a significant replaced part is derecognized. All other repairs and maintenance are charged to net loss during the financial period in which they are incurred. Gains and losses on disposals are determined by comparing the proceeds with the carrying amount and are recognized in net loss.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in Canadian dollars)

Depreciation is calculated using the straight-line method to charge the cost, less residual value, of the assets to net loss over their estimated useful lives. The depreciation rate applicable to each category of property, plant and equipment is as follows:

Property, Plant & Equipment	Estimated useful life (years)
Computer and software	2
Vehicles	4
Equipment	5
Furniture and fixtures	10
Buildings	25

(l) Additional paid-in capital

Additional paid-in capital is presented at the value of the shares issued as the Company’s shares have no stated par value. Transaction costs directly attributable to the issuance of Common Shares are recognized as a deduction from equity. Transactions with shareholders are disclosed separately in equity.

The proceeds from the exercise of stock options or warrants together with amounts previously recorded in additional paid-in capital over the vesting periods are recorded as additional paid-in capital.

(m) Unit placements

The Company uses the relative fair value method with respect to the measurement of shares and warrants issued as private placement units. Under the relative fair value method, the Company first determines the fair value of the Common Shares and warrants issued in a private placement, calculates the total fair value of the issued units, and then allocates the proceeds received between the Common Shares and warrants based on their relative fair values.

(n) Share-based compensation

The Company grants equity settled share-based compensation in the form of share options and restricted share units (“RSUs”) in exchange for the provision of services. The Company records stock-based compensation in accordance with ASC 718 - Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the equity instrument issued.

The Company determines the fair value of the awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in net loss over the requisite service period. At the end of the reporting period, the Company updates its estimate of the number of awards that are expected to vest and adjusts the total expense to be recognized over the vesting period. Where an unvested award is cancelled by the Company or the counterparty, any remaining element of the fair value of the award is expensed immediately or reversed through profit or loss, depending on the type of cancellation.

(o) Deferred Share Units (“DSUs”)

The Company grants cash settled share-based compensation in the form of DSUs to its Directors in exchange for the provision of services. The Company records the fair value of the liability at the date which it is incurred based on the number of units granted multiplied by the price of the Company’s Common Shares on the date of grant, and adjusts the liability to the fair value at the end of each reporting period and at the date of settlement. Changes in fair value are recognized in net loss for the period.

(p) Loss per Common Share

Basic loss per Common Share is calculated using the weighted average number of Common Shares outstanding during the period and does not include outstanding options, RSUs and warrants. Dilutive loss per Common Share is not presented differently from basic loss per Common Share as the conversion of outstanding stock options, RSUs and warrants into Common Shares would be anti-dilutive given the Company’s ongoing net loss position.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in Canadian dollars)

(q) Income taxes

The Company’s tax provision consists of taxes currently payable or receivable, plus any change during the period in deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for certain temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net loss in the period of the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

The Company operates in multiple jurisdictions where uncertainties arise in the application of complex tax regulations. Therefore, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if available evidence indicates it is more likely than not that the tax position will be sustainable based on its technical merits. The second step is to measure the tax benefit as the largest amount with a greater than 50 percent likelihood of being realized upon ultimate settlement. For tax positions that are 50 percent or less likely of being sustained upon audit, the Company does not recognize any portion of that benefit in the financial statements.

(r) Derivative instruments

The Company evaluates its financial instruments and other contracts to determine if those contracts, or embedded components of those contracts, qualify as derivatives to be separately accounted for in accordance with ASC 815 – Derivatives and Hedging. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market at each balance sheet date and recorded as an asset or liability and the change in fair value is recorded in net loss.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instruments that become subject to reclassification are reclassified at the fair value of the instrument on the reclassification date.

(s) Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that can affect reported amounts of assets, liabilities, revenues and expenses and the accompanying disclosures. Estimates and assumptions are continuously evaluated and are based on management’s historical experience and on other assumptions believed to be reasonable at the time of preparation of the consolidated financial statements. However, different estimates and assumptions could result in outcomes that require a material adjustment to the carrying amount of assets or liabilities affected in future periods. The more significant areas requiring the use of management estimates and assumptions include the recoverability of exploration and evaluation assets; asset lives for depreciation and amortization; the Company’s ability to continue as a going concern; valuation of share-based compensation and warrants; deferred taxes and valuation allowances; and asset retirement obligations. Management has determined that the Company has no asset retirement obligations at December 31, 2024.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in Canadian dollars)

Recently Adopted Accounting Pronouncements

a)	ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures.

The Accounting Standards Update (“ASU”) is applicable to all public entities that are required to report segmented information in accordance with ASC 280 – Segment Reporting and is effective for annual reporting periods beginning after December 15, 2023. ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures was issued to improve a public entity’s disclosure of reportable segments, with the most significant requirement being for a public entity to disclose its significant segment expense categories and amounts for each reportable segment. The Company adopted the new pronouncement effective January 1, 2024, with no impact to its consolidated financial statements.

Recently Issued Accounting Pronouncements and Disclosures Not Yet Adopted

a)	ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This ASU becomes effective January 1, 2025. The Company is assessing the impact of this ASU, and upon adoption, may be required to include certain additional disclosures in the notes to its financial statements.

b)	ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures

In November 2024, FASB issued an ASU which will require entities to provide disaggregated disclosure of specified categories of expenses that are included on the face of the income statement, including: purchases of inventory, employee compensation, depreciation, amortization and depletion. This ASU becomes effective January 1, 2027. The Company is assessing the impact of this ASU, and upon adoption, may be required to include certain additional disclosures in the notes to its financial statements.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in Canadian dollars)

  3. CASH AND CASH EQUIVALENTS

A summary of the Company’s cash and cash equivalents is detailed in the table below:

	December 31, 2024 $	December 31, 2023 $

Cash	4,015,933	19,245,628
Short-term deposits	2,090,000	-
	6,105,933	19,245,628

  4. OTHER RECEIVABLES

A summary of the Company’s other receivables is detailed in the table below:

	December 31, 2024 $	December 31, 2023 $

HST paid on purchases	503,235	301,618
VAT paid on purchases	468,787	223,776
Other receivables	-	7,441
	972,022	532,835

5. EXPLORATION AND EVALUATION ASSETS

The exploration and evaluation assets of the Company consist of the acquisition costs of mining assets located in Botswana:

	Botswana
	Selebi $	Selkirk $	Total $

Balance, December 31, 2022	8,251,518	327,109	8,578,627
Additions	483,883	-	483,883
Foreign currency translation	(449,878)	(17,834)	(467,712)
Balance, December 31, 2023	8,285,523	309,275	8,594,798
Foreign currency translation	242,955	9,068	252,023
Balance, December 31, 2024	8,528,478	318,343	8,846,821

The following is a description of the Company’s exploration and evaluation assets and the related spending commitments:

Botswana Assets - Selebi and Selkirk

In September 2021, the Company executed the Selebi Asset Purchase Agreement (“Selebi APA”) with the BCL Limited (“BCL”) liquidator to acquire the Selebi Mines formerly operated by BCL. In January 2022, the Company closed the transaction and ownership of the Selebi Mines transferred to the Company.

Pursuant to the Selebi APA, the aggregate purchase price payable to the seller for the Selebi Mines shall be the sum of $81,226,330 (US$56,750,000), which amount shall be paid in three instalments:

●	$2,086,830 (US$1,750,000) payable on the closing date, and payment of care and maintenance funding contributions in respect of the Selebi Mines from March 22, 2021 to the closing date of $6,164,688 (US$5,178,747). These payments have been made.
●	$35,972,500 (US$25,000,000) payable upon the earlier of: (a) approval by the Botswana Ministry of Mineral Resources, Green Technology and Energy Security (“MMRGTES”) of the Company’s Section 42 and Section 43 applications (for the further extension of the mining licence and conversion of the mining licence into an operating licence, respectively), and (b) on the expiry date of the study phase, January 31, 2026, which pursuant to the Selebi APA has been extended for one year from the original expiry date of January 31, 2025. This extension follows successful completion by the Company of the work and investment milestones required by the Selebi APA.
●	$43,167,000 (US$30,000,000) payable on the completion of mine construction and production start-up (commissioning) by the Company on or before January 31, 2030, but not later than four years after the approval by the Minister of MMRGTES of the Company’s Section 42 and Section 43 applications.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in Canadian dollars)

The total acquisition cost of the Selebi Mines included the first instalment of $2,086,830 (US$1,750,000) and the payment of the care and maintenance funding contribution of $6,164,688 (US$5,178,747). As per the terms and conditions of the Selebi APA, the Company has the option to cancel the second and third payments and return the Selebi Mines to the liquidator if the Company determines that the Selebi Mines are not economical. The Company also has an option to pay in advance the second and third payments if the Company determines that the Selebi Mines are economical.

In addition to the Selebi APA, the purchase of the Selebi Mines is also subject to a royalty agreement as well as a contingent consideration agreement with the liquidator. The royalty agreement consists of a net smelter returns royalty (the “Selebi NSR”) of 2% on the net value of sales of concentrate or other materials with respect to production from the Selebi mining licence, of which the Company has the right to buy-back 50% (Note 10). The contingent consideration agreement consists of two components: (i) a sliding scale payment of US$0.50/tonne of ore up to US$1.40/tonne of ore with respect to the discovery of new mineable deposits greater than 25 million tonnes of ore and; (ii) price participation of 15% on post-tax net earnings directly attributable to an increase of 25% or more in commodity prices, on a quarterly basis, for a period of seven years from the date of first shipment of concentrate or other materials.

The Company also negotiated a separate asset purchase agreement (the “Selkirk APA”) with the liquidator of Tati Nickel Mining Company (“TNMC”) in January 2022 to acquire the Selkirk deposit and related infrastructure formerly operated by TNMC. The transaction closed in August 2022.

The Selkirk APA does not provide for a purchase price or initial payment for the purchase of the assets. The acquisition cost of the Selkirk Mine of $327,109 (US$244,954) was the care and maintenance funding contribution from April 1, 2021 to the closing date of the Selkirk APA. The Selkirk APA provides that if the Company elects to develop the Selkirk Mine first, the payment of the second Selebi instalment of $35,972,500 (US$25,000,000) would be upon the approval by the Minister of MMRGTES of the Company’s Section 42 and Section 43 applications (for the further extension of the Selkirk mining licence and conversion of the Selkirk mining licence into an operating licence, respectively). For the third Selebi instalment of $43,167,000 (US$30,000,000), if the Selkirk Mine were to be commissioned earlier than the Selebi Mines, the payment would trigger on the Selkirk Mine’s commission date.

In addition to the Selkirk APA, the purchase of the Selkirk Mine is also subject to a royalty agreement as well as a contingent consideration agreement with the liquidator. The royalty agreement consists of a net smelter returns royalty (the “Selkirk NSR”) of 1% on the net value of sales of concentrate or other materials with respect to production from the Selkirk mining licence, which the Company has the right to buy-back in full (Note 10). The contingent consideration agreement is on similar terms as the Selebi Mines contingent consideration.

In August 2023, the Company entered into a binding commitment letter with the liquidator of BCL, which is subject to customary closing conditions, to acquire a 100% interest in two additional deposits (“Phikwe South” and the “Southeast Extension”) located adjacent to and immediately north of the Selebi North shaft. The impact is to increase the Selebi mining licence area. While the remaining historic resources at Phikwe South and the Southeast Extension occur within the expanded Selebi mining licence, the amended licence intentionally does not include the historic mine workings and infrastructure at these previously-producing properties, and the Company has no liability for historic environmental issues at those sites.

The upfront cost to the Company to acquire these additional mineral properties is $1,438,900 (US$1,000,000). In addition, the Company agreed to additional work commitments of $7,194,500 (US$5,000,000) in the aggregate over four years. As a result of the expansion of the Selebi mining licence, the remaining asset purchase obligations of the Company outlined in the original Selebi APA with the liquidator will each increase by 10%, or $7,913,950 (US$5,500,000) in total, while the trigger events remain unchanged. The existing 2% NSR and contingent consideration agreement held by the liquidator with respect to production from the Selebi mining licence will also apply to production from these additional deposits, subject to the Company’s existing buy-back right for 50% of the NSR (Note 10). The Company incurred $483,883 for care and maintenance during the investigation period of the properties in 2023, which has been added to the acquisition cost of the Selebi Mines. The acquisition of the Phikwe South and the Southeast Extension deposits has not yet closed as at March 19, 2025.

Both the Selebi Mines and Selkirk Mine are subject to a royalty payable to the Botswana Government of 5% of all precious metals sales and 3% of all base metals sales.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in Canadian dollars)

General Exploration Expenses

Details of the general exploration expenses by nature are presented as follows:

	Year ended December 31, 2024
	Selebi $	Selkirk $	Other $	Total $
Drilling	6,703,402	-	-	6,703,402
Site operations, administration, and overhead	4,298,941	435,957	156,457	4,891,355
Infrastructure and equipment maintenance	3,872,782	-	-	3,872,782
Geology	3,042,562	505,783	-	3,548,345
Mine development	3,030,676	-	-	3,030,676
Electricity	2,904,188	27,377	-	2,931,565
Engineering and technical studies	1,066,361	248,343	-	1,314,704
Geophysics	993,152	107,942	-	1,101,094
Freight, tools, supplies, and other consumables	915,925	10,417	-	926,342
Health and safety	319,146	44	-	319,190
Environmental, social and governance	302,737	-	-	302,737
Share-based compensation	567,335	141,833	-	709,168
Total	28,017,207	1,477,696	156,457	29,651,360

	Year ended December 31, 2023
	Selebi $	Selkirk $	Other $	Total $
Drilling	3,462,522	-	-	3,462,522
Site operations, administration, and overhead	3,924,182	605,344	161,266	4,690,792
Infrastructure and equipment maintenance	2,971,026	7,650	-	2,978,676
Geology	2,656,096	241,118	-	2,897,214
Mine development	2,212,657	-	-	2,212,657
Electricity	2,073,771	37,667	-	2,111,438
Engineering and technical studies	795,528	253,660	-	1,049,188
Geophysics	1,781,752	49,045	-	1,830,797
Freight, tools, supplies, and other consumables	690,038	3,638	-	693,676
Health and safety	296,980	1,090	-	298,070
Environmental, social and governance	468,706	161	-	468,867
Share-based compensation	135,874	33,969	-	169,843
Total	21,469,132	1,233,342	161,266	22,863,740

6. PROPERTY, PLANT AND EQUIPMENT

The tables below set out costs and accumulated depreciation and amortization as at December 31, 2024 and December 31, 2023:

Cost	Land and Buildings(1) $	Equipment(1) $	Furniture and Fixtures $	Vehicles $	Computer and Software $	Total $
Balance – December 31, 2022	3,077,420	43,354	126,605	241,884	1,950	3,491,213
Additions	-	5,434,791	65,998	187,310	585,561	6,273,660
Foreign currency translation	(167,783)	(1,711)	(704)	(31,162)	(20,104)	(221,464)
Balance – December 31, 2023	2,909,637	5,476,434	191,899	398,032	567,407	9,543,409
Additions	73,049	1,129,567	30,121	111,629	6,543	1,350,909
Foreign currency translation	86,264	(22,306)	3,857	11,561	35,317	114,693
Balance – December 31, 2024	3,068,950	6,583,695	225,877	521,222	609,267	11,009,011

Accumulated Depreciation	Land and Buildings(1)	Equipment(1)	Furniture and Fixtures	Vehicles	Computer and Software	Total
Balance – December 31, 2022	51,123	2,009	1,872	39,589	1,950	96,543
Depreciation during the year	119,133	397,625	14,030	69,997	143,998	744,783
Foreign currency translation	-	1,775	3,177	(3,503)	-	1,449
Balance – December 31, 2023	170,256	401,409	19,079	106,083	145,948	842,775
Depreciation during the year	110,535	1,229,847	14,750	113,688	162,644	1,631,464
Foreign currency translation	2,609	13,358	750	4,581	25,069	46,367
Balance – December 31, 2024	283,400	1,644,614	34,579	224,352	333,661	2,520,606

Carrying Value	Land and Buildings(1)	Equipment(1)	Furniture and Fixtures	Vehicles	Computer and Software	Total
Balance – December 31, 2023	2,739,381	5,075,025	172,820	291,949	421,459	8,700,634
Balance – December 31, 2024	2,785,550	4,939,081	191,298	296,870	275,606	8,488,405

Note:

(1)	Land and Buildings contains the Syringa Lodge right-of-use ROU asset and Equipment contains the drilling equipment supply agreement ROU asset (Note 8). The Company had full title to these assets at December 31, 2024.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in Canadian dollars)

7. TRADE PAYABLES AND ACCRUED LIABILITIES

A summary of trade payables and accrued liabilities is detailed in the table below:

	December 31, 2024 $	December 31, 2023 $

Amounts due to related parties (Note 13)	1,259,665	93,795
Trade payables	2,493,306	2,383,196
Accrued liabilities	724,609	1,803,155
	4,477,580	4,280,146

Included in the amounts due to related parties at December 31, 2024, is $1,168,729 due to the Company’s former Chief Executive Officer related to his retirement from the Company and is payable in 24 equal monthly installments of $48,697.

8. LEASE LIABILITIES

The following table summarizes quantitative information pertaining to the Company’s finance and operating leases:

	Year ended December 31,
	2024 $	2023 $
Lease cost
Finance lease cost:
Amortization of finance lease right-of-use assets	317,957	204,434
Interest on lease liabilities	114,335	301,098
Short-term operating lease cost	1,327,338	671,409
Total lease cost	1,759,630	1,176,941

	Year ended December 31,
	2024 $	2023 $
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,327,338	671,409
Financing cash flows from finance leases, principal payment	1,674,119	1,940,808
Financing cash flows from finance leases, interest payment	114,335	301,098
Non-cash additions (reductions) to right-of-use assets and lease liabilities:
Recognition of right-of-use assets for finance leases	-	1,023,615
Depreciation of right-of-use assets for finance leases	(317,957)	(204,434)

Finance Leases

Syringa Lodge

In July 2022, the Company executed a sales agreement (the “Lodge Agreement”) with Tuli Tourism Pty Ltd. (the “Seller”) for the Syringa Lodge in Botswana.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in Canadian dollars)

Pursuant to the Lodge Agreement, the aggregate purchase price payable to the Seller shall be the sum of $3,213,404 (BWP 30,720,000), payable in three installments. A deposit of $482,011 (BWP 4,608,000) was paid in August 2022, and a second installment of $1,306,906 (BWP 13,056,000) was paid in July 2023. The Company paid 50% of the final installment of $653,061 (BWP 6,528,000) on September 12, 2024, and paid the final outstanding balance of $656,064 (BWP 6,528,000) on December 10, 2024. There were no amounts outstanding under the agreement at December 31, 2024, and the assets are now 100% owned by the Company.

In addition to the above purchase price, the Company was required to pay to the Seller an agreed interest amount of 6% per annum on the outstanding balance, accrued and payable monthly. The Company recognized a finance lease for this lease.

Drilling Equipment

In March 2023, the Company entered into a drilling equipment supply agreement (the “Equipment Agreement”) with Forage Fusion Drilling Ltd. (“Forage”) to purchase specific drilling equipment on a “rent to own” basis with the purchase price to be paid in monthly payments.

Pursuant to the Equipment Agreement, the aggregate purchase price payable to Forage was $2,942,000. A deposit of $1,700,000 was paid in March 2023. The balance was payable in twelve equal monthly instalments of $103,500. Based on the stated equipment purchase price of $2,735,000 and monthly installments, the implied interest rate for the arrangement was 35%. The final installment was paid on April 12, 2024 and the equipment is now 100% owned by the Company. The Company recognized a finance lease for this lease.

Operating Leases

The Company has operating leases primarily related to surveying and mobile equipment with initial lease terms of twelve months or less. The Company records these in general exploration expenses within the statement of operations and comprehensive loss.

9. TERM LOAN

On June 28, 2023, the Company closed a financing with Cymbria Corporation (“Cymbria”), EdgePoint Investment Group Inc. and certain other entities managed by it (“EdgePoint”) for aggregate gross proceeds to the Company of $33,999,200. The financing included three concurrent and inter-conditional transactions (collectively the “2023 Financing Transactions”) comprised of an equity offering of units for $16,249,200 (the “Equity Financing”), a three year term loan of $15,000,000 (the “Term Loan”) and option payments of $2,750,000 (the “Option Payment”) to acquire a 0.5% net smelter returns royalty on the Mines in certain circumstances upon payment of further consideration (Note 10). On March 18, 2025, the Company closed a significant refinancing (Note 19) which included the conversion of the Term Loan into equity.

The Term Loan had an original principal amount of $15,000,000 and bore interest at a rate of 10% per annum payable quarterly in arrears. The principal amount of the Term Loan was to mature on June 28, 2026. The obligations of the Company pursuant to the Term Loan were fully and unconditionally guaranteed by each of the Company’s existing and future subsidiaries. The Term Loan was secured by a pledge of all the shares of the Company’s subsidiaries as well as by way of a general security agreement at the parent level and debentures and hypothecations at the subsidiary level. The Term Loan was subject to certain covenants and provisions on events of default, repayments and mandatory prepayments, including:

●	increase in the interest rate payable on the Term Loan to 15% per annum upon the occurrence of an event of default;
●	the Company could prepay all or any portion of the principal amount outstanding with a minimum repayment amount of $500,000 and in an integral multiple of $100,000, together with all accrued and unpaid interest on the principal amount being repaid; and
●	mandatory prepayment was to be made when the Company had non-ordinary course asset sales or other dispositions of property or the Company received cash from the issuance of indebtedness for borrowed money.

As at December 31, 2024, the Company was in compliance with the Term Loan covenants.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in Canadian dollars)

In connection with the Term Loan, the Company issued an aggregate of 2,000,000, non-transferable Common Share purchase warrants (the “Non-Transferable Warrants”) to Cymbria. Each Non-Transferable Warrant is exercisable by Cymbria to purchase one Common Share at a cash purchase price of $1.4375 per Common Share until June 28, 2026.

Further, on December 14, 2023, the Company and Cymbria closed an amendment to the terms of the existing Term Loan, increasing the principal amount of the Term Loan by $5,882,353 (the “Additional Principal Amount”) from $15,000,000 to $20,882,353. The Additional Principal Amount was subject to an original issue discount of approximately 15% and was advanced by the lender to the Company as a single advance of $5,000,000. The Additional Principal Amount formed a part of the Term Loan and was on the same terms and conditions applicable to the Term Loan, including the same maturity date of June 28, 2026. As consideration for entering into the amended Term Loan, the Company issued an additional 700,000 non-transferable Common Share purchase warrants (the “Additional Warrants”) to the lender, with each Additional Warrant entitling the lender to acquire one Common Share at a price of $1.4375 per Common Share until June 28, 2026.

The Company evaluated the amendment of the Term Loan and determined that it qualified as a non-substantial modification under ASC 470 - Debt. Therefore, a new effective interest rate was determined based on the carrying amount of the original debt instrument, adjusted for the fair value of the Additional Warrants resulting from the modification, and the revised cash flows.

The fair value of the Non-Transferable Warrants and Additional Warrants was estimated at $1,435,350 and $275,961 respectively, using the Black-Scholes Option Pricing Model. At initial closing, the accounting was based on relative fair value under ASC 470 - Debt, with proceeds and transaction costs allocated between the Term Loan and the Non-Transferrable Warrants. The Non-Transferrable Warrants were allocated $1,352,054, including $83,296 in transaction costs. The Additional Warrants were accounted for as transaction costs for obtaining the Additional Principal Amount. As such, $1,352,054 and $275,961 respectively were recorded in equity.

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

The Company used $7,637,329 of the proceeds from the Term Loan to prepay all principal, interest and fees owing by the Company pursuant to the A&R Promissory Note (defined in Note 11) in favour of Pinnacle Island LP.

For the year ended December 31, 2024, the Company paid $2,082,530 of interest costs to Cymbria (2023 – $793,392).

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in Canadian dollars)

The following is a continuity of the Term Loan:

$
Principal amount of the Term Loan	15,000,000
Fair value of the Non-Transferrable Warrants	(1,435,350)
Term Loan at fair value on issuance, June 28, 2023	13,564,650
Transaction costs	(787,175)
Accrued interest	390,411
Accretion of warrant value and transaction costs	631,540
Interest paid	(390,411)
Fair value of Term Loan as of December 14, 2023	13,409,015
Additional principal amount of Term Loan on December 14, 2023	5,882,353
Term Loan issue discount	(882,353)
Fair value of the Additional Warrants	(275,961)
Transaction fee for modification	(219,212)
Fair value of modified Term Loan as of December 14, 2023	17,913,842
Accrued interest	402,981
Accretion of warrant value and transaction costs	42,581
Interest paid	(402,981)
Term Loan balance, December 31, 2023	17,956,423
Accrued interest	2,082,530
Accretion of warrant value and transaction costs	1,026,789
Interest paid	(2,082,530)
Term Loan balance, December 31, 2024	18,983,212

Fort Capital Partners acted as financial advisor to the Company on the debt portion of the 2023 Financing Transactions and was paid cash fees of $375,000 and $147,059, equal to 2.5% of the original principal amount and the Additional Principal Amount, respectively. Legal fees related to the 2023 Financing Transactions totaled $736,067, of which $495,471 was allocated to the original Term Loan. Legal fees of $72,153 associated with the Term Loan amendment were recorded and amortized over the remaining terms of the Term Loan. As noted above, certain transaction costs in relation to the original principal amounts were allocated to the Non-Transferrable Warrants based on the relative fair value method under ASC 470 - Debt.

10. NSR OPTION

Concurrently with the closings of the Equity Financing and the Term Loan on June 28, 2023, Cymbria paid an aggregate of $2,750,000 (“Option Payment”) to two subsidiaries of PREM to acquire a right to participate with such subsidiaries in the exercise of certain contractual rights. The Option Payment was allocated to PNRP and PNGP (defined below) for $2,500,000 and $250,000, respectively.

As the NSR options are exercisable entirely at the discretion of Cymbria and the underlying projects are in the exploration stage, the fair value of the call and put on the options as at December 31, 2024 and December 31, 2023 is nil. The Option payment received in cash was recorded as a non-current liability.

PREM’s indirect wholly-owned subsidiary Premium Nickel Resources Proprietary Limited (“PNRP”) acquired the Selebi Mines in January 2022 out of liquidation. Pursuant to the acquisition agreement, the liquidator retained a 2% net smelter returns royalty on the Selebi Mines. PNRP has a contractual right to repurchase one-half of the Selebi NSR at a future time on payment by PNRP to the liquidator of $28,778,000 (US$20,000,000).

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in Canadian dollars)

PREM’s indirect wholly-owned subsidiary Premium Nickel Group Proprietary Limited (“PNGP”) acquired the Selkirk Mine in August 2022 out of liquidation. Pursuant to the acquisition agreement, the liquidator retained a 1% net smelter returns royalty on the Selkirk Mine. PNGP has a contractual right to repurchase the entirety of the Selkirk NSR at a future time on payment by PNGP to the liquidator of $2,877,800 (US$2,000,000).

Each of PNRP and PNGP has agreed to grant Cymbria, in exchange for the Option Payment, an option to participate in any such repurchase of the applicable portion of its NSR from the relevant liquidator. Cymbria will, following the exercise of its option to participate in any such repurchase, acquire a 0.5% net smelter returns royalty on the applicable property by paying an amount equal to one half of the repurchase price payable by PNRP or PNGP pursuant to the applicable NSR, less the Option Payment paid at closing pursuant to the relevant option agreement among Cymbria and PNRP or PNGP, as applicable. Cymbria has the right to put its options back to PNRP and PNGP in certain circumstances in return for the reimbursement of the applicable portion of the Option Payment. Cymbria also has the right to compel the Company to repurchase the applicable portion of its NSR from the relevant liquidator.

Under the NSR option purchase agreements, Cymbria could acquire a 0.5% net smelter returns royalty on the Selebi Mines and Selkirk Mine upon payment of $11,658,687 (US$8,102,500) and $1,165,869 (US$810,250), respectively.

As part of the Term Loan conversion into equity that closed on March 18, 2025, (Note 19), the Company and Cymbria amended the terms of the agreements. Cymbria will now have the right to acquire a 0.5% NSR royalty on the Selebi Mines and Selkirk Mine upon payment of the above amounts in the event the NSRs are repurchased or the NSRs are terminated, settled, or waived with the relevant liquidator.

11. PROMISSORY NOTE

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

On March 17, 2023, the Company entered into an amended and restated Promissory Note (the “A&R Promissory Note”) extending the maturity of the Promissory Note from March 22, 2023 to November 24, 2023 (the “Extension”). All other terms of the Promissory Note remained the same. In connection with the Extension and entering into of the A&R Promissory Note, the Company agreed to pay an amendment and restatement fee of $225,000 and issued 350,000 non-transferable Common Share purchase warrants to the Lender (the “Lender Warrants”). Each Lender Warrant was exercisable to acquire one Common Share of the Company at a price of $1.75 per Common Share for a period of one year from the date of the A&R Promissory Note. In connection with the Extension and issuance of the Lender Warrants, the 119,229 Common Share purchase warrants previously issued to the Lender in connection with the initial issuance of the Promissory Note were cancelled concurrently with the Extension.

In connection with the A&R Promissory Note, interest and accretion expense of $nil was recorded for the year ended December 31, 2024 (2023 - $682,547).

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

For the years ended December 31, 2024 and 2023

(Expressed in Canadian dollars)

On June 28, 2023, the Company repaid the A&R Promissory Note in full, and on March 17, 2024, the Lender Warrants expired unexercised.

12. SHARE CAPITAL

The authorized capital of the Company comprises an unlimited number of Common Shares without par value and 20,000,000 Preferred Shares, issuable in series, of which 4,000,000 are authorized to be designated as Series 1 Convertible Preferred Shares.

There are currently 118,186 Series 1 Convertible Preferred Shares outstanding, without par value, which are convertible at a ratio of 9:1, to 13,131 Common Shares.

a)	Common Shares Issued and Outstanding

Year ended December 31, 2024

During the year ended December 31, 2024, 126,259 Common Shares were issued for the net exercise of 278,100 options. In addition, 36,281,409 Common Shares were issued during the year ended December 31, 2024, as a result of the following financing transactions:

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

All securities issued under the June 2024 Financing were subject to a hold period of four months plus one day from the date of issuance. In connection with the June 2024 Financing, SCP Resource Finance LP (“SCP”), in its capacity as financial advisor to the Company, was paid an advisory fee which the Company has satisfied by issuing to SCP an aggregate of 1,025,000 Units (comprised of 1,025,000 Common Shares and 1,025,000 non-transferable Warrants), and Fort Capital was paid an advisory fee of $250,000, in each case in consideration for providing certain advisory services to the Company in connection with the June 2024 Financing.

The fair value of the Warrants issued under the June 2024 Financing, calculated using the Monte Carlo model, was estimated at $12,533,135. Gross proceeds raised of $27,499,999 and related issuance costs of $358,746 in cash, and the value of $1,087,755 for 1,025,000 Units granted to SCP were allocated to the Common Shares and the Warrants based on relative fair values. The key inputs used in the Monte-Carlo model were as follows:

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

As at December 31, 2024, the Company had 185,708,588 Common Shares issued and outstanding (December 31, 2023 – 149,300,920).

On March 18, 2025, the Company closed a private placement financing (Note 19).

Year ended December 31, 2023

During the year ended December 31, 2023, 337,026 Common Shares were issued for the net exercise of 488,900 options, and 100,000 Common Shares were issued from the exercise of warrants. In addition, 32,342,551 Common Shares were issued during the year ended December 31, 2023, as a result of the following financing transactions:

On February 24, 2023, the Company issued 4,437,184 Common Shares at a price of $1.75 per share for gross proceeds of $7,765,072 upon the closing of a brokered private placement (the “February 2023 Financing”). In connection with the February 2023 Financing, the Company: (a) paid to the agents a cash commission of $473,383 and (b) issued to the agents 221,448 non-transferable broker warrants of the Company (the “Broker Warrants”). Each Broker Warrant was exercisable to acquire one Common Share at an exercise price of $1.75 per Common Share until February 24, 2025. The fair value of the Broker Warrants was estimated at $167,939 using the Black-Scholes Option Pricing Model. Legal fees related to the February 2023 Financing of $133,164 were also recorded as a share issuance cost.

On June 28, 2023, the Company issued 14,772,000 units at a price of $1.10 per unit to EdgePoint for aggregate gross proceeds of $16,249,200 upon the closing of the 2023 Financing Transactions (Note 9). Each unit comprises one Common Share and 22.5% of one whole Common Share purchase warrant (each a “Transferable Warrant” and together, the “Transferable Warrants”). The total whole number of Transferable Warrants issuable in the Equity Financing is 3,324,000. Each Transferable Warrant may be exercised by the holder to purchase one Common Share at an exercise price of $1.4375 per Common Share for a period of three years. The fair value of the Transferable Warrants was estimated at $1,898,349 using a proportionate allocation method based on the relative fair value of each component of the unit (Common Shares and warrants). The fair value of the warrants is calculated using the Black-Scholes Option Pricing Model.

Fort Capital Partners acted as financial advisor to the Company on the equity portion of the 2023 Financing Transactions and was paid cash fees of $812,460. Legal fees related to the 2023 Financing Transactions totaled $736,067, of which $240,596 was recorded as share issuance cost.

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

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in Canadian dollars)

The volatility was determined by calculating the historical volatility of stock prices of the Company over a period, being the expected life of the Transferable Warrants, using daily closing prices. The formula used to compute historical volatility is the standard deviation of the logarithmic returns.

On December 14, 2023, the company closed an equity and debt financing package of $21,642,393, comprised of a brokered private placement (the “Private Placement”) and amended Term Loan (Note 9). The Private Placement was entered into by the Company with Cormark Securities Inc. and BMO Capital Markets, as co-lead agents, and Canaccord Genuity Corp., Fort Capital Securities Ltd. and Paradigm Capital Inc. (collectively, the “Agents”). Under the Private Placement, the Company issued an aggregate of 13,133,367 Common Shares at a price of $1.20 per Common Share for aggregate gross proceeds of $15,760,040. In consideration of the services provided by the Agents under the Private Placement, the Company paid to the Agents an aggregate cash commission of $796,983. In connection with the Private Placement, EdgePoint exercised its participation right in respect of the Private Placement (the “Participation Right”) and subscribed for an aggregate of 1,265,800 Common Shares.

b)	Warrants

The following summarizes Common Share purchase warrant activity:

	Year ended December 31,
	2024		2023
	Number Outstanding	Weighted Average Exercise Price $	Number Outstanding	Weighted Average Exercise Price $
Outstanding, beginning of the year	6,891,099	1.50	1,098,786	1.96
Issued	36,281,409	1.10	6,595,448	1.46
Exercised	-	-	(100,000)	(1.75)
Expired	(645,651)	(2.05)	(703,135)	(1.80)
Outstanding, end of the period	42,526,857	1.15	6,891,099	1.50

At December 31, 2024, the Company had outstanding Common Share purchase warrants exercisable to acquire Common Shares as follows:

Warrants Outstanding	Expiry Date	Exercise Price $
221,448	February 24, 2025	1.75
6,024,000	June 28, 2026	1.44
20,259,614	June 14, 2029	1.10
16,021,795	June 21, 2029	1.10
42,526,857

c)	Stock Options

The Company has a stock option plan (the “Option Plan”) providing the authority to grant options to directors, officers, employees and consultants enabling them to acquire up to 27,100,000 Common Shares of the Company. Under the Option Plan, the exercise price of each option shall not be less than the discounted market price on the grant date and as approved by the Board of Directors of the Company. The options can be granted for a maximum term of ten years.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in Canadian dollars)

The following summarizes the option activity under the Option Plan:

	Year ended December 31,
	2024		2023
	Number Outstanding	Weighted Average Exercise Price $	Number Outstanding	Weighted Average Exercise Price $
Outstanding, beginning of the year	13,487,921	1.39	10,407,044	1.10
Issued	3,410,000	1.05	3,833,277	1.75
Exercised	(278,100)	(0.86)	(488,900)	(0.49)
Cancelled	(1,033,050)	(2.01)	(263,500)	(2.40)
Outstanding, end of the period	15,586,771	1.28	13,487,921	1.39

The total intrinsic value of options exercised for the year ended December 31, 2024, was $149,405 (2023 - $522,635).

During the year ended December 31, 2024, the Company granted an aggregate of 3,410,000 stock options to employees, directors, officers and consultants with a term of five years. The options have a weighted average exercise price of $1.05 per Common Share, with 3,235,000 vesting annually in equal thirds beginning on the date of grant, and 175,000 vesting immediately on the date of grant.

During the year ended December 31, 2023, the Company granted an aggregate of 3,833,277 stock options to employees, directors, officers and consultants with a term of five years. The options have an exercise price of $1.75 per Common Share and vest annually in equal thirds beginning on the first anniversary of the date of grant.

For the year ended December 31, 2024, a total of $1,881,417 (2023 – $657,138) was recorded as share-based compensation expense and credited to additional paid-in capital related to the Option Plan.

The fair value of stock options granted was calculated using the Black-Scholes Option Pricing Model. The volatility is determined using the historical daily volatility over the expected life of the options. The expected life of the options considers the contractual term of the options, as well as an estimate of the time to exercise. The Black-Scholes Option Pricing Model used the following assumptions:

	Year ended December 31,
	2024	2023
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%
Expected share price volatility range	74.2-79.8%	87.9%
Weighted average expected share price volatility	75.9%	87.9%
Risk free interest rate	2.91%-3.23%	4.28-4.68%
Expected life of options	2.5-3.5 years	3-4 years

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in Canadian dollars)

Details of options outstanding as at December 31, 2024, are as follows:

Options Outstanding	Options Exercisable	Expiry Date	Exercise Price $	Intrinsic Value $
653,000	653,000	February 24, 2025	0.80	-
240,000	240,000	August 19, 2025	0.45	-
3,320,100	3,320,100	January 26, 2026	0.39	149,405
425,000	425,000	February 25, 2026	1.60	-
1,106,700	1,106,700	September 29, 2026	0.91	-
998,794	998,794	October 25, 2026	2.00	-
1,949,900	1,949,900	January 20, 2027	2.40	-
3,483,277	1,161,092	August 8, 2028	1.75	-
3,110,000	1,036,667	August 14, 2029	1.10	-
300,000	216,667	December 4, 2029	0.49	-
15,586,771	11,107,920

d)	RSU Plan

On October 29, 2024, the Company’s restricted share unit plan (the “RSU Plan”) was approved by shareholders at its annual general and special shareholders’ meeting. The RSU Plan enables the Company to grant RSUs to eligible participants upon approval by the Board of Directors. The maximum number of Common Shares that are issuable under the RSU Plan is 5,000,000 Common Shares. Upon settlement, the holder is entitled to receive one Common Share. The Company may elect, in its sole discretion, to settle the value of the RSUs in cash.

The number and terms of RSUs awarded will be determined by the Board of Directors from time to time and be based on the volume weighted average price on the TSXV for the last five trading days immediately preceding the grant date. The RSU grants are fixed, not subject to vesting conditions other than service, and typically vest on a three-year schedule from the date of grant, with one-third of the RSU grant vesting on each of the first, second and third anniversaries of the date of grant. The Company uses the fair value method of accounting for the recording of RSU grants, and the fair value of the RSUs was determined based on the closing price of the Company’s Common Shares on the grant date.

The following is a continuity of the RSUs:

	Number of Awards	Weighted Average Grant-Date Fair Value Per Award $	Fair Value $
RSUs outstanding at December 31, 2023	-	-	-
Granted	1,000,000	0.60	600,000
RSUs outstanding at December 31, 2024	1,000,000	0.60	600,000

For the year ended December 31, 2024, a total of $73,726 (2023 – $nil) was recorded as share-based compensation expense and credited to additional paid-in capital related to the RSU Plan.

e)	DSU Plan

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

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in Canadian dollars)

The following is a continuity of the DSUs:

	Number of Awards	Price(1) $	Fair Value $
DSUs outstanding at December 31, 2022	200,000	1.49	298,000
Granted	600,951	1.33	798,122
Redeemed	(69,976)	1.19	(83,527)
Fair value adjustment			(128,114)
DSUs outstanding at December 31, 2023	730,975	1.21	884,481
Granted	1,433,769	0.71	1,020,523
Fair value adjustment			(963,340)
DSUs outstanding at December 31, 2024	2,164,744	0.44	941,664
Less: current portion	408,279	0.44	177,602
Long-term portion	1,756,465	0.44	764,062

Note:

(1)	For DSUs granted and outstanding, price represents the closing price of the Company’s Common Shares on the grant date and balance sheet date, respectively. For DSUs redeemed, price represents the volume weighted average price on the TSXV for the last five trading days immediately preceding the redemption date.

During the year ended December 31, 2024, the DSU compensation, net of fair value adjustments, was $57,183 (2023 - $670,008).

The DSUs are classified as a derivative financial liability measured at fair value, with changes in fair value recorded in profit or loss. The fair value of the DSUs was determined based on the closing price of the Company’s Common Shares on the respective balance sheet date. As at December 31, 2024, the Company reassessed the fair value of the DSUs at $941,664 and recorded the amount as a DSU liability (December 31, 2023 - $884,481).

13. RELATED PARTY TRANSACTIONS

The following amounts due to related parties are included in trade payables and accrued liabilities (Note 7).

	December 31, 2024 $	December 31, 2023 $

Directors and officers of the Company	1,259,665	93,795
	1,259,665	93,795

Included in the balance at December 31, 2024, is $1,168,729 due to the Company’s former Chief Executive Officer related to his retirement from the Company and is payable in 24 equal monthly installments of $48,697.

These amounts are unsecured, non-interest bearing and have 30-day fixed terms of repayment with the exception of the retirement payment, as noted above.

(a)	Related party transactions

As a result of the 2023 Financing Transactions on June 28, 2023, and December 14, 2023, Cymbria and certain other funds managed by EdgePoint (the “Financing Parties”) acquired a total of 16,037,800 Common Shares. The Financing Parties also acquired on closing of the 2023 Financing Transactions an aggregate of 6,024,000 warrants with an expiration date of June 28, 2026, and an exercise price of $1.4375. Further, in connection with the June 2024 Financing, EdgePoint subscribed for 7,692,307 Units at $0.78 per Unit for gross proceeds of approximately $6.0 million.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in Canadian dollars)

As of December 31, 2024, EdgePoint beneficially owns 23,833,224 Common Shares and 13,716,307 warrants, representing approximately 12.8% of the issued and outstanding Common Shares (approximately 18.8% on a partially-diluted basis assuming the exercise of all warrants held by EdgePoint). All warrants issued to EdgePoint as part of the June 2024 Financing include customary restrictions providing that EdgePoint will not exercise such number of warrants so as to bring its undiluted share ownership percentage above 20.0% of the Company’s issued and outstanding Common Shares without obtaining the requisite shareholder and TSXV approval.

In connection with the June 2024 Financing, certain insiders of the Company subscribed for an aggregate of 1,389,140 Units for gross proceeds of $1,083,529.

For the year ended December 31, 2024, the Company paid interest of $2,082,530 (2023 - $793,392) to the Financing Parties.

(b)	Key management personnel are defined as members of the Board of Directors and certain senior officers.

Key management compensation was related to the following:

	Year ended December 31,
	2024 $	2023 $
Salaries and management fees	1,373,388	1,195,550
One-time retirement benefit	1,168,729	-
Site operations and administration	2,088,356	2,394,776
DSUs granted, net of fair value movements	57,183	670,008
Share-based compensation	1,252,483	657,138
	5,940,139	4,917,472

The one-time retirement benefit for the year ended December 31, 2024, relates to the retirement of the Company’s former Chief Executive Officer.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in Canadian dollars)

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820 - Fair Value Measurement establishes a three-tier fair value hierarchy. The fair value hierarchy’s three tiers are based on the extent to which inputs used in measuring fair value are observable in the market, and are as follows:

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

The carrying value of cash and cash equivalents, trade payables and accrued liabilities approximate their fair value due to their short-term nature and therefore have been excluded from the table below. A summary of the carrying value and fair value of other financial instruments were as follows:

		December 31, 2024		December 31, 2023
	Classification	Carrying Value $	Fair Value $	Carrying Value $	Fair Value $
Lease liabilities	Level 2	-	-	1,611,143	1,611,143
DSU liability	Level 1	941,664	941,664	884,481	884,481
Vehicle financing	Level 2	246,137	246,137	236,124	236,124
Term loan	Level 3	18,983,212	20,862,478	17,956,423	20,839,975
NSR option liability	Level 2	2,750,000	2,750,000	2,750,000	2,750,000

Lease liabilities and vehicle financing – The fair values approximate carrying values as the interest rates are comparable to current market rates.

DSU liability – the fair value of the DSUs is measured using the closing price of the Company’s Common Shares at the end of each reporting period.

Term loan – the term loan is carried at amortized cost. The fair value measurement of the term loan was based on an income approach.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in Canadian dollars)

NSR option liability – The fair value of the NSR options is determined using a valuation model that incorporates such factors as discounted cash flow projections, metal price volatility, and risk-free interest rate. As the NSR options are exercisable entirely at the discretion of Cymbria and the underlying projects are in the exploration stage, the fair value of the call and put on the options as at December 31, 2024 and December 31, 2023 is nil.

15. SEGMENTED INFORMATION

The Company has identified its Chief Executive Officer as its Chief Operating Decision Maker (“CODM”). The CODM evaluates the Company’s performance and segmented results based on Loss for the Year Before Other Items. The significant segment expenses reviewed by the CODM are consistent with the expense line items presented in Loss for the Year Before Other Items in the Company’s consolidated statements of operations and comprehensive loss. The CODM uses Loss for the Year Before Other Items to assess segment performance against the Company’s planned results, and to allocate capital investment.

The Company operates in one reportable operating segment being that of the acquisition, exploration and evaluation of mineral properties in three geographic segments, being Botswana, Barbados and Canada. The Company’s geographic segments are as follows:

	December 31, 2024 $	December 31, 2023 $
Current assets
Canada	4,066,121	15,894,177
Barbados	89,446	104,024
Botswana	3,462,676	4,680,572
Total	7,618,243	20,678,773
Property, plant and equipment
Canada	-	8,726
Botswana	8,488,405	8,691,908
Total	8,488,405	8,700,634
Exploration and evaluation assets
Botswana	8,846,821	8,594,798

16. CONTINGENT LIABILITIES

There are no environmental liabilities associated with the Mines as at the acquisition dates as all liabilities incurred prior to the acquisitions are the responsibility of the sellers, BCL and TNMC. The Company has an obligation for the rehabilitation costs arising subsequent to the acquisitions. As of December 31, 2024, there were no material rehabilitation costs for which the Company expects to incur, and management is not aware of or anticipating any contingent liabilities that could impact the financial position or performance of the Company related to its exploration and evaluation assets.

17. INCOME TAXES

The reported recovery of income taxes differs from amounts computed by applying the statutory income tax rates to the reported loss before income taxes as follows:

	Year ended December 31,
	2024 $	2023 $
Net loss before tax	(42,420,283)	(32,900,600)
Combined basic federal and provincial income tax rate	26.50%	26.50%
Expected income tax recovery at the statutory tax rate	(11,241,375)	(8,718,659)
Adjustments to expected income tax recovery:
Permanent differences and other	4,455	(25,642)
Share-based compensation	518,113	351,695
Change in estimates and other	(7,979)	31,343
Differences in foreign tax rates	1,673,237	510,308
Change in valuation allowance	9,053,549	7,326,424
Deferred tax recovery	-	(524,531)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in Canadian dollars)

The Company has recorded a valuation allowance as the Company believes it is not probable that the deferred tax assets will be realized in the foreseeable future. The Company’s deferred tax assets and liabilities are comprised of the following:

	As at December 31,
	2024 $	2023 $
Deferred tax assets
Non-capital losses available for carry-forward	15,499,405	6,040,311
Property, plant and equipment	717,416	697,957
Resource deductions	1,142,853	1,142,853
Lease liabilities	-	354,451
DSU liability	249,541	-
Share issue costs	1,282,390	1,342,837
	18,891,605	9,578,409
Deferred tax liabilities
Term Loan	(152,537)	(512,921)
Property, plant and equipment	(715,673)	(1,204,364)
	(868,210)	(1,717,285)
Net deferred tax asset	18,023,395	7,861,124
Valuation allowance	(18,023,395)	(7,861,124)
Deferred tax asset (liability)	-	-

The Company has Canadian non-capital losses of approximately $25,742,976 (2023 - $13,105,517) available for deduction against future taxable income, which if not utilized will expire between the years of 2039 and 2044. The Company also has Barbados losses of approximately $5,531,343 (2023 - $3,085,851) which expire between 2029 and 2031. Losses in Botswana of $38,060,423 (2023 - $4,703,606) do not expire.

The potential tax benefit of the non-capital losses has not been recognized in these consolidated financial statements. The non-capital losses that have not been recognized expire as follows:

	Canada $	Botswana $	Barbados $
2029	-	-	1,433,260
2030	-	-	1,923,940
2031	-	-	2,174,143
2039	101,573	-	-
2040	351,131	-	-
2041	2,756,891	-	-
2042	3,402,293	-	-
2043	7,624,794	-	-
2044	11,506,294	-	-
Indefinite	-	38,060,423	-
	25,742,976	38,060,423	5,531,343

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in Canadian dollars)

18. GENERAL AND ADMINISTRATIVE EXPENSES

Details of the general and administrative expenses are presented in the following table:

	Year ended December 31,
	2024 $	2023 $
Advisory and consultancy	413,065	397,599
Filing fees	517,488	285,205
General office expenses	564,473	707,741
Insurance	326,193	341,597
Investor relations	362,933	329,903
Professional fees	1,322,957	934,327
Salaries and management fees	2,058,366	2,163,435
One-time retirement benefit	1,168,729	-
Share-based compensation	1,245,974	487,295
Total	7,980,178	5,647,102

The one-time retirement benefit for the year ended December 31, 2024, relates to the retirement of the Company’s former Chief Executive Officer (2023 – $nil). This amount will be paid over a two-year period beginning January 1, 2025, and ending December 31, 2026, in equal monthly instalments.

Share-based compensation expense for 2024 includes the graded vesting associated with both 2023 and 2024 stock option grants, and the 2024 RSU grants under the Company’s new RSU Plan.

19. SUBSEQUENT EVENTS

On March 18, 2025, the Company closed a significant refinancing and the deleveraging of its balance sheet with the conversion of the Term Loan (Note 9) into equity (the “Debt Conversion”).

The Company completed a private placement financing issuing 153,333,334 units of the Company at a price of $0.30 per unit for aggregate gross proceeds of approximately $46 million (the “March 2025 Private Placement”). Each unit consists of one Common Share and one-half of one warrant. Each warrant entitles the holder to acquire one additional Common Share at a price of $0.55 per share until March 18, 2028. In addition, the Company issued 4,000,000 Common Shares at an issue price of $0.30 per share to TriView Capital Ltd. for its services as finder.

In accordance with the previously announced debt settlement agreement, the Company has issued to Cymbria an aggregate of 69,607,843 units (“Settlement Units”) at a deemed issue price of $0.30 per unit in full satisfaction of the $20,882,353 principal amount outstanding under the Term Loan, and the settlement of the $268,896 accrued interest in cash. Each Settlement Unit consists of one Common Share and one Common Share purchase warrant (each, a “Settlement Warrant”). Each Settlement Warrant entitles the holder to acquire one additional Common Share at a price of $0.40 per Common Share until March 18, 2028.

The Company also entered into advisory services agreements which include assistance with the identification of a new CEO, the Debt Conversion, and Company strategy. The advisors will continue to provide such services on an ongoing basis until June 30, 2025. The Company issued 12,750,000 Common Shares to the advisors at a deemed price per share of $0.30 as consideration for their services. The shares remain subject to contractual resale restrictions for a 12-month period. The Company also paid its financial advisor a fee of US$1,500,000, consisting of US$500,000 in cash and US$1,000,000 in 3,586,709 Common Shares issued at a price of US$0.28 per share.

The Company also granted: (i) 5,750,000 stock options with each option having an exercise price of $0.50, a term of five years, and vesting as to one-half on the date of grant and the balance on the first anniversary of the date of grant; and (ii) 3,175,000 RSUs, each RSU vesting in full on the first anniversary of the date of grant.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Throughout the year, Management addressed the weaknesses in internal control over financial reporting that were disclosed in our 2023 Form 10-K, namely: lack of controls and process over significant estimates and judgment applied in assessing complex accounting transactions; lack of segregation of duties over posting and reviewing complex accounting transactions; and lack of communication between legal consultants and management related to SEC filing requirements. Management put in place a series of controls including increasing its technical strength through the engagement of technical consultants and hiring of experienced personnel to address complex, non-routine accounting transactions; the establishment of more thorough review procedures and documentation to ensure proper segregation of duties; and more routine, timely engagement of legal counsel to ensure continued, timely compliance with SEC filing requirements. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our senior management concluded that our disclosure controls and procedures are effective .

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, taking into consideration the above-mentioned weaknesses disclosed in our 2023 Form 10-K and corresponding corrective actions. In making this assessment, management used the criteria set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

Subject to the above remediating controls, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

Insider Trading Arrangements

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

Part III

Item 10. DIRECTORS , EXECUTIVE  OFFICERS AND CORPORATE GOVERNANCE.

Our Directors and Executive Officers

Directors are elected to serve until the next annual general meeting of shareholders or until their successor is duly elected or appointed, their removal by the shareholders, or their resignation. Directors are elected by a plurality of the votes cast at the annual meeting of shareholders.

A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. Any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

Executive Officers are appointed by the Board and serve at its pleasure.

The following table sets forth certain information as of the date of this Report concerning our directors and executive officers:

Name, Position with the Company	Age	Principal Occupation and Business Experience During the Past Five Years	Date of Appointment
James Gowans Director and Independent Chairman	73	Corporate Director	January 1, 2024

Jason LeBlanc Director	49	CFO of African-based intermediate gold producer, Allied Gold Corporation (2023-current); CFO of Yamana Gold Inc. (2017-2023)	May 15, 2023

Mark Christensen Director	56	Founder and CEO of KES 7 Capital Inc.	August 4, 2023

Norman MacDonald Director	54	Senior Advisor, Natural Resources at Fort Capital (2021-2024); Senior Portfolio Manager at Invesco Canada	June 24, 2024

Donald Newberry Director	49	CFO of Ohio Truck Sales & Fleet Capital (2022-current); CFO of Nexus Engineering (2019-2022)	October 12, 2022

William O’Reilly Director	76	Corporate Director	August 9, 2022

Paul Martin Director and Interim Chief Executive Officer	64

Interim CEO of Premium Resources Ltd. (January 2025-present); Interim Chief Executive Officer of Red Pine Exploration (March-August 2024); Interim CEO of Osisko Gold Royalties Ltd (2023); President and CEO of Detour Gold Corporation (2013-2018)

			September 18, 2024

Peter Rawlins Senior Vice President and Chief Financial Officer	54	Chief Financial Officer (2023-current); Vice President, Treasurer of Artemis Gold Inc. (2023); Managing Director of Canadian Imperial Bank of Commerce (2002-2023)	August 8, 2023

Boris Kamstra Chief Operating Officer of PRIL	61	Chief Operating Officer of PRIL(1)	January 1, 2022

Timothy Moran Chief Legal Officer and Corporate Secretary	62	Chief Legal Officer and Corporate Secretary; Corporate Secretary of Premium Nickel Resources Corporation; Principal of Moran Professional Corporation	August 3, 2022

Kneipe Setlhare President of PNGPL; President of PNRPL	41	President of PNGPL; President of PNRPL	September 19, 2021

Sean Whiteford President of PRIL and Former Director;	57	President of PRIL	March 1, 2023

Sharon Taylor Vice President, Exploration	63	Vice President, Exploration	July 16, 2014

(1)	Premium Resources International Ltd. (Barbados)

The biographies of the individuals appointed as directors and executive officers are as follows:

Board Biographies

The following are brief biographies of the Board:

James Gowans, Director and Independent Chairman

Mr. Gowans has over 30 years of experience as a senior executive in the mining industry, with notable roles at Debswana Diamond Company in Botswana, DeBeers SA, DeBeers Canada Inc., PT Inco, Cominco/Teck and Placer Dome Ltd. Mr. Gowans has served on the boards of numerous Canadian publicly traded mining companies, including Cameco Corporation, Arizona Mining Inc., Trilogy Metals Inc., Detour Gold Corporation, New Gold Inc., Marathon Gold Corp., Paycore Minerals Inc. and Treasury Metals Inc. where he currently serves as Chairman of the Board. He was also CEO and Interim President of Trilogy Metals Inc., held roles as CEO, President, and Director at Arizona Mining Inc., and served as co-President of Barrick Gold Corporation before becoming a Senior Advisor to the Chairman of the board of directors of Barrick Gold Corporation. Mr. Gowans holds a Bachelor of Applied Science in Mineral Engineering degree from the University of British Columbia and has attended the Banff School of Advanced Management. He is a past Chair of the Mining Association of Canada.

Jason LeBlanc, Director

Mr. LeBlanc has over 25 years of financial, business and capital markets experience in the mining industry. He is currently the Chief Financial Officer of Allied Gold Corporation and previously was the Chief Financial Officer of Yamana Gold Inc. from 2017 to 2023, following successively senior roles with Yamana Gold Inc. since 2006 that included debt and equity raises totaling over $2 billion and extensive M&A and other corporate transactions totaling over $15 billion. Mr. LeBlanc holds a Master of Finance degree from the University of Toronto and a Bachelor of Commerce degree from the University of Windsor. He also holds a Chartered Financial Analyst designation.

Mark Christensen, Director

Mark Christensen has spent the last 30 years as a specialist advisor/banker in public and private capital markets. He has experience in a broad range of corporate and capital market transactions, from mergers and acquisitions and “grey market” trading, to equity and debt structured financings totaling in the tens of billions of dollars. Mr. Christensen is the Founder and CEO of KES 7 Capital Inc., a Toronto-based, merchant bank and single-family office that targets bespoke investments in the resource, healthcare, real estate and technology sectors. Prior to founding KES 7 Capital Inc., Mr. Christensen was Vice Chairman and Head of Global Sales and Trading at GMP Securities (now Stifel Canada), which was one of Canada’s largest independent investment banks, where he served as a member of the Executive Committee, Compensation Committee and New Names Committee. Previously he worked in equity research at Midland Walwyn Capital Inc. (now Merrill Lynch/Bank of America) and corporate finance at Goepel McDermid Inc. (now Raymond James Financial). Mr. Christensen’s background in geology and geophysics has provided him with valuable insight into extractive resource industries. He holds a Master of Science degree from the University of Windsor and a Bachelor of Science degree from the University of Hull, United Kingdom.

Norman MacDonald, Director

Mr. MacDonald has over 25 years of experience working at natural resource focused institutional investment firms, including over 10 years as a Senior Portfolio Manager at Invesco. He recently served as Senior Advisor, Natural Resources, at Fort Capital from February 2021 until June 24, 2024. Mr. MacDonald began his investment career at Ontario Teachers’ Pension Plan Board, where he worked for three years in progressive roles from Research Assistant to Portfolio Manager. His next role was as a VP and Partner at Beutel, Goodman & Co. Ltd. Prior to joining Invesco, he was a VP and Portfolio Manager at Salida Capital. Mr. MacDonald is a director and Chair of the board of directors at Osisko Gold Royalties. He holds a Bachelor of Commerce Degree from the University of Windsor and is a CFA Charterholder.

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

William O’Reilly, Director

Mr. O’Reilly is a Corporate Director. He was Managing Partner and a member of the Management Committee of Davies Ward Phillips & Vineberg LLP, a leading Canadian law firm, from 1997 until his retirement from those positions in 2010. He was a partner of that firm from 1976 to 2011, except for the period between 1993 and 1996 when he served as an executive officer of Russel Metals Inc., one of North America’s leading metals distribution companies. Mr. O’Reilly served as a Director of Russel Metals Inc. from 2009 to May 2024.

Paul Martin, Director and Interim Chief Executive Officer

Mr. Martin is a mining executive with over 30 years of experience at the CEO, CFO and director levels, in challenging and changing corporate environments. He has gained significant experience through his various roles at multi operational mining, royalty and exploration companies listed on the Toronto Stock Exchange, TSX Venture Exchange and New York Stock Exchange. He is currently serving as Interim CEO of the Company during a CEO transition period. He currently serves as the Chair of the board of directors of Red Pine Exploration and as a director of Osisko Bermuda Limited. Mr. Martin was Interim CEO at Osisko Gold Royalties Ltd from July to December 2023 and at Red Pine Exploration from March to August 2024, in each case during CEO transition periods. He was previously President and CEO at Detour Gold Corporation from 2013 to 2018 and, prior to that, CFO at Detour from 2008 until 2013. He played a significant role on the senior executive team that permitted, completed a bankable feasibility study, financed, constructed and brought into operation the large-scale Detour Lake gold mine. Mr. Martin has worked in various senior financial roles at New Gold Inc., Gabriel Resources Ltd. and TVX Gold Inc. He has significant experience in governance matters related to publicly listed companies and holds the designation of CPA, CA.

Executive officer Biographies

The following are brief biographies of the executive officers of the Company:

Peter Rawlins, Senior Vice President & Chief Financial Officer

Peter Rawlins was appointed Senior Vice President and Chief Financial Officer in August 2023. In this role, he leads our financial functions, including capital markets, treasury, financial reporting, and internal controls. Peter brings over 20 years of experience in capital markets and treasury within the metals and mining sector. His career includes significant tenures at two leading Canadian banks, culminating in his role as Managing Director in Global Mining at CIBC Corporate Banking. There, he specialized in originating financial solutions for the metals and mining industry, focusing on negotiating and executing financing structures such as project finance, corporate debt, streaming arrangements, and risk management strategies.

Peter also contributed to Artemis Gold by securing project financing for the Blackwater mining project. He holds a Bachelor of Arts degree, an Honours Bachelor of Commerce degree, and a Master of Sciences (MSc) degree in Finance. His academic accomplishments, paired with his extensive practical experience, establish him as a well-rounded and knowledgeable finance professional.

Boris Kamstra, Chief Operating Officer of PRIL

Boris is a seasoned leader in the Mining industry, with over 25 years of experience in senior and executive roles. Boris is South African and has worked his entire career within Sub-Saharan Africa. Most recently he was the CEO of Alphamin Resources listed on the TSXV (TSXV:AFM) as well as the Johannesburg Stock Exchange. He was instrumental in bringing the mine located in North Kivu DRC into full operation from a greenfield exploration program. Alphamin Resources is now valued at more than US$1B. His workforce was for the greater part local and was able to integrate strong community involvement as well as an open partnership and business building approach. Boris graduated as a Civil Engineer B.Sc. cum laude from the University of Cape Town. He is also a member of the South Africa Institute of Mining & Metallurgy. He holds an MBA from the WITS Business School, University of Witwatersrand (Dean’s merit list).

Timothy Moran, Chief Legal Officer

Timothy Moran is a Canadian corporate and securities law professional with over 30 years of experience advising domestic and international public and private companies. His clients included companies with mineral exploration interests, blockchain and cryptocurrency business models and investment holding companies. Prior to acting as in-house counsel and corporate secretary for the Company, Timothy was the Senior Vice President, Corporate Development and Chief Legal Officer of Gedex Systems Inc., a pre-revenue high technology company specializing in airborne geophysics exploration. Prior to Gedex Systems Inc., Timothy was a partner for many years at Davies Ward Phillips & Vineberg LLP with a practice specializing in corporate mergers and acquisitions, takeover bids and securities law areas. Timothy has LLB and MBA degrees from the University of Western Ontario and a BASc (Industrial Engineering) degree from the University of Toronto.

Kneipe Setlhare, President of PNGPL; President of PNRPL

Mr. Kneipe Setlhare is a mining engineer with over 14 years of experience in mining operations management, including roles with BCL Mines and Smelting, and Discovery Metals Limited. His most recent role was Executive Country Manager at Giyani Metals Corp., a public company listed on the Toronto Stock Exchange. He is currently the Country Director in Botswana, based in the Gaborone Office. Mr. Setlhare has years of experience managing both private and public companies involved in early-stage exploration, preliminary economic assessment, feasibility study, mine development and commissioning, mine asset acquisitions and disposals.

Sean Whiteford, President of PRIL

Mr. Sean Whiteford is an accomplished geologist and mining executive with over 30 years of multi commodity experience within the global resource sector. He has extensive knowledge of mineral exploration, resource definition, mining, strategy, technology and project studies having held various corporate, operational and technical roles at BHP, Rio Tinto and Cliffs Natural Resources. Mr. Whiteford also has a strong business development background and has completed the Advanced Management Program from Columbia Business School. Most recently he was Vice President, Business Development at Burgundy Diamond Mines Ltd (ASX:BDM) and a Director of PREM. He is a Member of the AUSIMM, PDAC, and SEG.

Sharon Taylor, Vice President, Exploration

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

Involvement in Certain Legal Proceedings

Except as disclosed below, to our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

●	Had a bankruptcy petition filed by or against any business of which such person was a General Partner or Executive Officer either at the time of the bankruptcy or within two years prior to that time.

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

●	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities.

●	Been found by a court of competent jurisdiction in a civil action, the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●	Been the subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

●	Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

●

Been the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity.

●	Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

James Gowans was a Director of Gedex Systems Inc. (“Gedex”), a company based in Mississauga, Ontario, Canada. On August 9, 2019, Gedex filed a notice of application in the Ontario Superior Court of Justice (the “Court”) under the Companies’ Creditors Arrangement Act (the “CCAA”) requesting an order approving a sale and investor solicitation process (“SISP”) in respect of the property, assets and undertakings of Gedex. The notice of application also sought an order appointing Zeifman Partners Inc. (“Zeifman”) as monitor in the proceedings (in such capacity, the “Monitor”). On August 12, 2019, the Court made an order authorizing and approving, among other things, the commencement of the SISP and a stay of proceedings until September 11, 2019. On the same date, the Court made an additional order granting Gedex protection from its creditors pursuant to the CCAA and appointing Zeifman as the Monitor of Gedex. On August 28, 2019, the first report of the Monitor was issued and, on September 3, 2019, the Court issued a further order granting, among other things, an extension of the stay period until December 10, 2019. On December 5, 2019, the Court certified that all matters to be attended to in connection with these CCAA proceedings have been completed and Zeifman filed its discharge notice on December 23, 2019, terminating the CCAA proceedings.

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

Code of Ethics

The Board has found that the fiduciary duties placed on individual directors by the Company’s governing corporate legislation and the common law and the restrictions placed by applicable corporate legislation on an individual director’s participation in decisions of the Board in which the director has an interest have been sufficient to ensure that the Board operates independently of management and in the best interests of the Company. The Company is committed to the highest standards of legal and ethical business conduct, and to that end the Board has adopted a Code of Business Conduct and Ethics on August 9, 2022. The Board and Chair of the Audit and Risk Management Committee are responsible for overseeing compliance with such Code and the CEO is charged to ensure adherence to the Code. The Company’s directors, officers, employees, consultants and agents are required to certify annually that they have read and understand such Code. A copy of such Code is available on the Company’s website at https://premiumresources.com/about-us/corporate-governance. The Company’s website is not incorporated in this Report.

Insider Trading Policy

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of its securities by directors, officers and employees, or the Company itself. These policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. The Company’s insider trading policies and procedures are filed as an exhibit to this Report.

Delinquent Section 16(a) Reports

As a foreign private issuer, Section 16(a) of the Exchange Act does not apply to our directors and executive officers, or anyone who beneficially owns ten percent (10%) or more of our Common Shares.

Item 11. EXECUTIVE COMPENSATION.

Executive Officer Compensation

For 2024, we are providing compensation disclosure that complies with the requirements of the Canadian Securities Administrators, together with certain additional disclosure, without compromising required Canadian disclosure. As a foreign private issuer (as defined under the applicable SEC rules), we are permitted by Item 402(a)(1) of SEC Regulation S-K to respond to this Item 11 by providing the information required by Items 6.B., 6.E.2 and 6.F of Form 20-F.

The purpose of this section is to describe the compensation of the executive officers and the directors of the Company in accordance with Form 51-102F6V – Statement of Executive Compensation – Venture Issuers of the Canadian Securities Administrators.

For the financial year ended December 31, 2024, the executive officers of the Company were:

●	Keith Morrison, Chief Executive Officer and Director;

●	Peter Rawlins, Senior Vice President and Chief Financial Officer; and

●	Boris Kamstra, Chief Operating Officer of PRIL.

Director and Executive Officer Compensation, Excluding Compensation Securities

The following table sets forth all compensation paid, payable, awarded, granted, given or otherwise provided, directly or indirectly, by the Company, or a subsidiary of the Company, to each named executive officer and director, in any capacity, other than Options, RSUs and DSUs and other compensation securities, for the two most recently completed financial years.

Table of Compensation Excluding Compensation Securities

Name and Position	Year	Salary, Consulting Fee, Retainer or Commission ($)		Bonus ($)	Committee or Meeting Fees ($)	Value of Perquisites ($)	Value of All Other Compensation ($)	Total Compensation ($)
Keith Morrison(1)	2024	551,376		Nil	Nil	Nil	1,168,729	1,720,105
Former Chief Executive Officer and Former Director	2023	556,538		Nil	Nil	Nil	Nil	556,538
Peter Rawlins	2024	400,000		Nil	Nil	Nil	Nil	400,000
Senior Vice President and Chief Financial Officer	2023	127,067		Nil	Nil	Nil	Nil	127,067
Boris Kamstra	2024	863,340	(2)	Nil	Nil	Nil	Nil	863,340
Chief Operating Officer of PRIL	2023	793,066		Nil	Nil	Nil	Nil	793,066
Paul Martin	2024	Nil		Nil	Nil	Nil	Nil	Nil
Director and Interim Chief Executive Officer	2023	Nil		Nil	Nil	Nil	Nil	Nil
John Hick(3)	2024	Nil		Nil	Nil	Nil	Nil	Nil
Former Director	2023	Nil		Nil	Nil	Nil	Nil	Nil
James Gowans	2024	Nil		Nil	Nil	Nil	Nil	Nil
Director and Independent Chairman	2023	Nil		Nil	Nil	Nil	Nil	Nil
Jason LeBlanc	2024	Nil		Nil	Nil	Nil	Nil	Nil
Director	2023	Nil		Nil	Nil	Nil	Nil	Nil
Mark Christensen	2024	Nil		Nil	Nil	Nil	Nil	Nil
Director	2023	Nil		Nil	Nil	Nil	Nil	Nil
Norman MacDonald(4)	2024	58,500		Nil	Nil	Nil	Nil	58,500
Director	2023	Nil		Nil	Nil	Nil	Nil	Nil
Donald Newberry	2024	Nil		Nil	Nil	Nil	Nil	Nil
Director	2023	Nil		Nil	Nil	Nil	Nil	Nil
William O’Reilly	2024	Nil		Nil	Nil	Nil	Nil	Nil
Director	2023	Nil		Nil	Nil	Nil	Nil	Nil

Notes:

(1)	Mr. Morrison retired as Chief Executive Officer on December 31, 2024. Compensation for Mr. Morrison’s former position as Chief Executive Officer was paid to Breniklan Limited, a private company controlled by Mr. Morrison, which provided the services of Mr. Morrison as the Company’s Chief Executive Officer. Mr. Morrison did not receive any compensation for his services as a Director of the Company. See “Employment, Consulting and Management Agreements”. The $1,168,729 of other compensation payable to Mr. Morrison in 2024 is comprised of a retirement benefit payable to Mr. Morrison over 24 months. See “Employment, Consulting and Management Agreements”.

(2)	Mr. Kamstra’s consulting fees were paid in USD and converted at the average annual exchange rate of USD 1.00:CAD 1.4389. These fees were paid to ANZAC Consulting Ltd., a private company controlled by Mr. Kamstra, which provides the services of Mr. Kamstra as the Company’s Chief Operating Officer of PRIL. See “Employment, Consulting and Management Agreements”.

(3)	Mr. Hick was Lead Director of the Company until the appointment of James Gowans as Chair of the Board on January 1, 2024. Mr. Hick resigned as a Director of the Company effective September 18, 2024.

(4)	Paid to NAM Management Ltd., a private Company controlled by Norman MacDonald, which provides the consulting services of Mr. MacDonald. See “Employment, Consulting and Management Agreements”. These fees were not related to Mr. MacDonald acting in his capacity as a Director, and Mr. MacDonald did not receive any compensation for his services as a Director of the Company.

See “Employment, Consulting and Management Agreements” below for disclosure relating to any external management company employing or retaining individuals acting as executive officers of the Company, or that provide the Company’s executive management services.

Options and Other Compensation Securities

The following table sets forth certain information in respect of all compensation securities granted or issued to each named executive officer and director by the Company or one of its subsidiaries in the financial year ended December 31, 2024, for services provided or to be provided, directly or indirectly, to the Company or any of its subsidiaries.

Compensation Securities

Name and Position	Type of Compensation Security	Number of Compensation Securities, Number of Underlying Securities, and Percentage of Class	Date of Issue or Grant	Issue, Conversion or Exercise Price ($)	Closing Price of Security or Underlying Security on Date of Grant ($)	Closing Price of Security or Underlying Security at Year End ($)	Expiry Date
Keith Morrison(1) Former Chief Executive Officer and Former Director	Options RSUs	750,000 250,000	Aug 14, 2024(2) Aug 22, 2024(3)	1.10 N/A	0.81 0.71	0.44 0.44	Aug 14, 2029 Dec 15, 2027
Peter Rawlins(4) Senior Vice President and Chief Financial Officer	Options	375,000	Aug 14, 2024	1.10	0.81	0.44	Aug 14, 2029
Boris Kamstra(5) Chief Operating Officer of PRIL	Options RSUs	135,000 110,000	Aug 14, 2024 Aug 22, 2024	1.10 N/A	0.81 0.71	0.44 0.44	Aug 14, 2029 Dec 15, 2027
Paul Martin(6) Director and Interim Chief Executive Officer	DSUs(7) Options DSUs	8,385 175,000 45,000	Sep 30, 2024 Dec 4, 2024(15) Dec 31, 2024	0.70 0.49 0.45	0.79 0.48 0.44	0.44 0.44 0.44	NA Dec 4, 2029 NA
John Hick(8) Former Director	Options DSUs DSUs DSUs	30,000 50,000 55,555 55,900	Aug 14, 2024 Mar 31, 2024 Jun 30, 2024 Sep 30, 2024	1.10 0.90 0.81 0.70	0.81 1.00 0.83 0.79	0.44 0.44 0.44 0.44	Aug 14, 2029 NA NA NA
James Gowans(9) Director and Independent Chairman	Options DSUs DSUs DSUs DSUs	50,000 69,444 77,160 89,285 62,500	Aug 14, 2024 Mar 31, 2024 Jun 30, 2024 Sep 30, 2024 Dec 31, 2024	1.10 0.90 0.81 0.70 0.45	0.81 1.00 0.83 0.79 0.44	0.44 0.44 0.44 0.44 0.44	Aug 14, 2029 NA NA NA NA
Jason LeBlanc(10) Director	Options DSUs DSUs DSUs DSUs	30,000 47,222 52,469 60,714 42,500	Aug 14, 2024 Mar 31, 2024 Jun 30, 2024 Sep 30, 2024 Dec 31, 2024	1.10 0.90 0.81 0.70 0.45	0.81 1.00 0.83 0.79 0.44	0.44 0.44 0.44 0.44 0.44	Aug 14, 2029 NA NA NA NA
Mark Christensen(11) Director	Options DSUs DSUs DSUs DSUs	30,000 45,833 50,925 59,394 43,750	Aug 14, 2024 Mar 31, 2024 Jun 30, 2024 Sep 30, 2024 Dec 31, 2024	1.10 0.90 0.81 0.70 0.45	0.81 1.00 0.83 0.79 0.44	0.44 0.44 0.44 0.44 0.44	Aug 14, 2029 NA NA NA NA
Norman MacDonald(12) Director	Options DSUs DSUs DSUs	30,000 2,983 52,251 38,750	Aug 14, 2024 Jun 30, 2024 Sep 30, 2024 Dec 31, 2024	1.10 0.81 0.70 0.45	0.81 0.83 0.79 0.44	0.44 0.44 0.44 0.44	Aug 14, 2029 NA NA NA
Donald Newberry(13) Director	Options DSUs DSUs DSUs DSUs	30,000 50,000 55,555 64,285 45,000	Aug 14, 2024 Mar 31, 2024 Jun 30, 2024 Sep 30, 2024 Dec 31, 2024	1.10 0.90 0.81 0.70 0.45	0.81 1.00 0.83 0.79 0.44	0.44 0.44 0.44 0.44 0.44	Aug 14, 2029 NA NA NA NA
William O’Reilly(14) Director	Options DSUs DSUs DSUs DSUs	30,000 50,000 55,555 63,354 40,000	Aug 14, 2024 Mar 31, 2024 Jun 30, 2024 Sep 30, 2024 Dec 31, 2024	1.10 0.90 0.81 0.70 0.45	0.81 1.00 0.83 0.79 0.44	0.44 0.44 0.44 0.44 0.44	Aug 14, 2029 NA NA NA NA

Notes:

(1)	As at December 31, 2024, Mr. Morrison held 3,938,194 Options exercisable for 3,938,194 Common Shares, and 250,000 RSUs redeemable for 250,000 Common Shares.
(2)	The options granted on August 14, 2024, vest annually in equal thirds beginning on the date of grant. These options will be fully vested on August 14, 2026.

(3)	The RSUs granted on August 22, 2024, vest annually in equal thirds beginning on the first anniversary date of the grant. These RSUs will be fully vested on August 22, 2027.
(4)	As at December 31, 2024, Mr. Rawlins held 1,100,000 Options exercisable for 1,100,000 Common Shares.
(5)	As at December 31, 2024, Mr. Kamstra held 1,025,000 Options exercisable for 1,025,000 Common Shares, and 110,000 RSUs redeemable for 110,000 Common Shares.
(6)	Mr. Martin was appointed to the Board on September 18, 2024. As at December 31, 2024, Mr. Martin held 175,000 Options exercisable for 175,000 Common Shares, and 53,385 DSUs. 175,000 Options were received for services performed as Interim Chief Executive Officer, and 53,385 DSUs were received for services performed as a Director.
(7)	The issue price of the DSUs is based on a 5-day VWAP of PREM Common Shares prior to the last trading day of each quarter.
(8)	As at December 31, 2024, Mr. Hick held 190,000 Options exercisable for 190,000 Common Shares, and 408,279 DSUs.
(9)	Mr. Gowans was appointed to the Board on January 1, 2024. As at December 31, 2024, Mr. Gowans held 50,000 Options exercisable for 50,000 Common Shares, and 298,389 DSUs.
(10)	As at December 31, 2024, Mr. LeBlanc held 93,288 Options exercisable for 93,288 Common Shares, and 283,753 DSUs.
(11)	As at December 31, 2024, Mr. Christensen held 70,822 Options exercisable for 70,822 Common Shares, and 250,228 DSUs.
(12)	Mr. MacDonald was appointed to the Board on June 24, 2024. As at December 31, 2024, Mr. MacDonald held 30,000 Options exercisable for 30,000 Common Shares, and 93,984 DSUs.
(13)	As at December 31, 2024, Mr. Newberry held 130,000 Options exercisable for 130,000 Common Shares, and 386,697 DSUs.
(14)	As at December 31, 2024, Mr. O’Reilly held 130,000 Options exercisable for 130,000 Common Shares, and 390,029 DSUs.
(15)	The options granted on December 4, 2024, vested in full on the date of grant.

Exercise of Compensation Securities

No executive officers or directors of the Company exercised compensation securities during the financial year ended December 31, 2024.

Option Plans and Other Incentive Plans

Option Plan

The Company’s option plan (the “Option Plan”), as amended, is a “fixed” share option plan, pursuant to which PREM may issue up to 27,100,000 Options to eligible persons (as defined below), provided that the number of Common Shares reserved for issuance from treasury under the Option Plan and all other security-based compensation arrangements of the Company and its subsidiaries shall not, in the aggregate, exceed 20% of the number of Common Shares then issued and outstanding. As of December 31, 2024, 19,066,321 Options have been granted and 15,586,771 Options are outstanding under the Option Plan. The Option Plan was approved by the Company’s shareholders on September 20, 2023.

Options under the Option Plan may be granted by the Board to “eligible persons”, who are directors, officers, employees or consultants of PREM or its subsidiaries, eligible persons who are employees of a company providing management services to PREM, or, in certain circumstances, charitable organizations. Options granted under the Option Plan have a maximum exercise period of up to 10 years, as determined by the Board.

The Option Plan limits the number of Options which may be granted to any one individual to not more than 5% of the total Common Shares in any 12-month period (unless otherwise approved by the “disinterested shareholders” of the Company). A “disinterested shareholder” is a shareholder who is not a director, officer, promoter, or other insider of the Company, or its associates or affiliates, as such terms are defined under the Securities Act (Ontario). In addition, unless otherwise approved by the Company’s disinterested shareholders, the number of Common Shares issuable under the Option Plan to all insiders of the Company as a group shall not exceed 10% of the total Common Shares at any point in time.

The number of Options granted to any one consultant or investor relations service provider in any 12-month period must not exceed 2% of the total issued Common Shares. Options granted to investor relations service providers shall vest in stages over at least a one-year period, in accordance with the policies of the TSXV. Subject to the foregoing, any Options granted under the Option Plan will not be subject to any vesting schedule, unless otherwise determined by the Board or required by the policies of the TSXV.

The number of Options granted to all eligible charitable organizations in the aggregate must not exceed 1% of the Common Shares on the date of grant, which Options shall expire on or before the earlier of: (i) the date that is ten years from the grant date; or (ii) the 90th day following the date that the holder of such Options ceases to be an eligible charitable organization under the Option Plan.

Options under the Option Plan may be granted at an exercise price which is at or above the current discounted market price (as defined under the policies of the TSXV) on the date of the grant. In the event of the death or permanent disability of an optionee, any Option granted to such optionee will be exercisable upon the earlier of 365 days from the date of death or permanent disability, or the expiry date of the Option. In the event of the resignation of an optionee, or the termination or removal of an optionee without just cause, any vested Option granted to such optionee will be exercisable for a period ending on the earlier of: (i) the expiry date of such Option determined as at the date of grant thereof; and (ii) the expiration of 90 days (or such longer period, not to exceed 12 months, as may be specified by resolution of the Board) following the effective date of such resignation or termination. In the event of termination for cause, any unexercised Option granted to such optionee will be cancelled as at the date of termination.

Options may be exercised by the holder thereof: (i) by delivering to PREM a notice specifying the number of Common Shares in respect of which the Option is exercised together with payment in full of the exercise price for each such Common Share; (ii) through a cashless exercise mechanism whereby the Company has certain arrangements with a brokerage firm; or (iii) through a net exercise mechanism whereby the optionee receives only the number of Common Shares that is equal to the quotient obtained by dividing (A) the product of the number of Options being exercised and the difference between the 5-day VWAP on the TSXV immediately preceding the exercise and the exercise price of the subject Option by (B) the 5-day VWAP of the underlying Common Shares.

DSU Plan

The Company’s deferred share unit plan (“DSU Plan”) was adopted by the Board on December 26, 2022 and approved by the Company’s shareholders on September 20, 2023. The DSU Plan enables the Company, upon approval by the Board, to grant deferred share units to eligible non-management directors.

Purpose

The purpose of the DSU Plan is to advance the interests of the Company and its subsidiaries by: (i) increasing the proprietary interests of non-executive directors in the Company; (ii) aligning the interests of non-executive directors of the Company with the interests of the Company’s shareholders generally; and (iii) furnishing non-executive directors with an additional incentive in their efforts on behalf of the Company.

Eligibility

Each director of the Company in office on December 26, 2022, being the effective date of the DSU Plan (the “Effective Date”), became a member of the DSU Plan (“DSUP Member”). Each person who becomes a director at any time subsequent to the Effective Date shall thereupon, without further or other formality, become a member of the DSU Plan. For greater certainty, no investor relations service providers may receive any DSUs under the DSU Plan in their capacity as an Investor Relations Service Provider.

Share Limits and DSU Market Price

The aggregate number of Common Shares made available for issuance from treasury under the DSU Plan shall not exceed 5,000,000 Common Shares, provided that the number of Common Shares reserved for issuance from treasury under the DSU Plan and all other security-based compensation arrangements of the Company and its subsidiaries shall not, in the aggregate, exceed 20% of the number of Common Shares then issued and outstanding. As of December 31, 2024, 2,164,744 DSUs have been granted under the DSU Plan.

Each DSU will have a notional value equal, on any particular date, to the volume weighted average trading price of the Common Shares for the five (5) consecutive trading days prior to such date (“DSU Market Price”).

Granting Restrictions

The grant of DSUs under the DSU Plan is subject to a number of restrictions:

(a)	the aggregate number of Common Shares issuable at any time to Insiders (as defined in the DSU Plan) under the DSU Plan and all other security-based compensation arrangements of the Company and its subsidiaries shall not, in the aggregate, exceed 10% of the issued and outstanding Common Shares, calculated on a non-diluted basis (unless disinterested shareholder approval is obtained pursuant to the Corporate Finance Manual of the TSXV);

(b)	within any one-year period, the Company shall not issue to Insiders under the DSU Plan and all other security-based compensation arrangements of the Company and its subsidiaries, in the aggregate, a number of Common Shares exceeding 10% of the issued and outstanding Common Shares, calculated on a non-diluted basis (unless disinterested shareholder approval is obtained pursuant to the Corporate Finance Manual of the TSXV); and

(c)	within any one-year period, the Company shall not issue to any one person, or companies wholly-owned by that person, under the DSU Plan and all other security-based compensation arrangements of the Company and its subsidiaries, in the aggregate, a number of PREM Common exceeding 5% of the issued and outstanding Common Shares, calculated on a non-diluted basis.

Administration of Grants

The Board may, at any time, grant DSUs to directors of the Company in consideration of service for any period specified in the resolution authorizing such grant (except in lieu of accrued and unpaid compensation amounts).

In addition, DSUP Members may elect to receive DSUs instead of cash remuneration in respect of his or her annual retainer, committee retainer and meeting fees (or any portion thereof). The number of DSUs to be notionally credited to DSUP Members in lieu of cash remuneration shall be determined on a quarterly basis, as of the final day of any quarterly period (the “Crediting Date”), calculated as the quotient obtained when (i) the aggregate value of the cash remuneration that would have been paid to such DSUP Member, is divided by (ii) the DSU Market Price as of the last day of such quarterly period.

Unless otherwise specified by the Board and/or included in any award agreement, DSUs credited to a DSUP Member shall be fully vested on the applicable Crediting Date.

Redemption

The DSUs credited to the account of a director may only be redeemed following the date upon which the holder ceases to be a director. Depending upon the country of residence of a director, the DSUs may be redeemed at any time prior to December 15 in the calendar year following the year in which the holder ceases to be a director and may be redeemed in as many as four installments. Upon redemption, the holder is entitled to a cash payment equal to the number of DSUs redeemed multiplied by the DSU Market Price on that date. The Company has the right to elect to settle redemption payments in Common Shares in lieu of cash.

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

Suspension, Termination or Amendments

The Board may amend, suspend or terminate (and re-instate) the DSU Plan in whole or in part, or amend the terms of DSUs credited in accordance with the DSU Plan, without approval of the Company’s shareholders. However, such suspension, termination or amendment is subject to the receipt of all required regulatory approvals including, without limitation, the approval of the TSXV.

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

In addition, the Company may not make the following amendments to the DSU Plan without the approval of the Company’s shareholders: (i) an amendment to remove or exceed the insider participation limit prescribed by the Corporate Finance Manual of the TSXV; (ii) an amendment to increase the maximum number of Common Shares made available for issuance from treasury under the DSU Plan; (iii) an amendment to modify the definition of “Eligible Director” in the DSU Plan; or (iv) an amendment to the amending provision within the DSU Plan.

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

RSU Plan

The restricted share unit plan (“RSU Plan”) was adopted by the Board on August 22, 2024, and approved by the Company’s shareholders on October 29, 2024. The RSU Plan enables the Company upon approval by the Board to grant restricted share units to eligible participants.

Purpose

The purpose of the RSU Plan is to provide long-term incentive compensation to employees of the Company or its subsidiaries, provide additional incentive for their continued efforts in promoting the growth and success of the business of the Company, and assist the Company in attracting and retaining senior management personnel and other employees.

Eligibility

Any director, officer, employee, consultant or management company employee, other than any investor relations service providers, of the Company or any subsidiary of the Company, is eligible under the RSU Plan. The Board has sole discretion to determine who is eligible under the RSU Plan and to whom RSUs may be granted, subject to the express provisions of the RSU Plan and the rules and policies of the TSXV.

Share Limits and Market Price

The aggregate number of Common Shares made available for issuance from treasury under the RSU Plan shall not exceed 5,000,000 Common Shares, provided that the number of Common Shares reserved for issuance from treasury under the RSU Plan and all other security-based compensation arrangements of the Company and its subsidiaries shall not, in the aggregate, exceed 20% of the number of Common Shares then issued and outstanding. As of December 31, 2024, 1,000,000 RSUs have been granted under the RSU Plan.

Each RSU will have a notional value equal, on any particular date, to the volume weighted average trading price of the Common Shares for the five (5) consecutive trading days prior to such date (“RSU Market Price”).

Dividends

A participant shall be credited on each dividend payment date (other than stock dividends payable in Common Shares), with additional RSUs. The number of additional RSUs shall be determined by dividing: (a) the product obtained by multiplying (i) a dollar amount equal to such dividend declared and paid by the Company on the Common Shares on a per share basis, by (ii) the number of RSUs held by the participant on the record date for the payment of any such dividend; by (b) the RSU Market Price of Common Shares on such dividend payment date.

Granting Restrictions

The grant of RSUs under the RSU Plan is subject to a number of restrictions, including that:

(a)	the aggregate number of Common Shares issuable at any time to Insiders (as defined in the RSU Plan) under the RSU Plan and all other security-based compensation arrangements of the Company and its subsidiaries shall not, in the aggregate, exceed 10% of the issued and outstanding Common Shares, calculated on a non-diluted basis (unless disinterested shareholder approval is obtained pursuant to the rules and policies of the TSXV);

(b)	within any one-year period, the Company shall not issue to Insiders under the RSU Plan and all other security-based compensation arrangements of the Company and its subsidiaries, in the aggregate, a number of Common Shares exceeding 10% of the issued and outstanding Common Shares, calculated on a non-diluted basis (unless disinterested shareholder approval is obtained pursuant to the rules and policies of the TSXV);

(c)	within any one-year period, the Company shall not issue to any one consultant under the RSU Plan and all other security-based compensation arrangements of the Company and its subsidiaries, in the aggregate, a number of Common Shares exceeding 2% of the issued and outstanding Common Shares, calculated on a non-diluted basis; and

(d)	within any one-year period, the Company shall not issue to any one person, or companies wholly-owned by that person, under the RSU Plan and all other security-based compensation arrangements of the Company and its subsidiaries, in the aggregate, a number of Common Shares exceeding 5% of the issued and outstanding Common Shares, calculated on a non-diluted basis.

Administration of Grants

The Board may, at any time other than from December 5 to December 31 in any year, grant RSUs to eligible participants in consideration of service for any period specified in the resolution authorizing such grant (except in lieu of accrued and unpaid compensation amounts).

Unless otherwise specified by the Board and/or included in any award agreement, RSUs granted to a participant shall vest (a) as to one-third on the first anniversary of the date that such RSU was granted (the “RSU Grant Date”), (b) as to one-third on the second anniversary of the RSU Grant Date, and (c) as to the remaining one-third on the earlier of the third anniversary of the RSU Grant Date and the business day immediately preceding the expiry date of the granted RSUs.

The Board may specify any additional conditions to the vesting of the RSUs, as set out in the relevant award agreement.

Redemption

Depending upon the country of residence of the participant, the holder may be entitled to redeem RSUs on the earlier of either twenty-five days following the Vesting Date (as defined in the RSU Plan), or a date agreed on by the Company and the holder. Upon redemption, the holder is entitled to either a cash payment equal to the RSU Market Price on the Vesting Date, or one Share, at the Company’s discretion.

The Company will deduct or withhold from any payment or settlement in Common Shares, for the benefit of the participant, any amount required in order to comply with the applicable provisions of any federal or provincial law relating to the withholding of tax or the making of any other source deductions.

No Shareholder Rights

RSUs are different from Common Shares and will not entitle any shareholder rights, including, without limitation, voting rights, dividend entitlement or rights on liquidation.

Suspension, Termination or Amendments

The Board may amend, suspend or terminate the RSU Plan in whole or in part, or amend the terms of RSUs credited in accordance with the RSU Plan, without approval of the Company’s shareholders. However, such suspension, termination or amendment is subject to the receipt of all required regulatory approvals including, without limitation, the approval of the TSXV.

If any such amendment, suspension or termination will materially or adversely affect the rights of a participant with respect to RSUs credited to such participant, then the written consent of the participant will be obtained.

If the Board (or such other committee of the directors appointed to administer the RSU Plan) terminates the RSU Plan, the Board may determine whether the RSUs credited shall be vested on the date of the termination of the RSU Plan or held and vested at a later date.

Non-Transferability of Awards

Except in the case of a death of a participant, no right or interest of a participant under the RSU Plan is assignable or transferable. Such rights or interests shall not be encumbered by any means.

Clawback

All RSUs granted under the RSU Plan shall be and remain subject to any incentive compensation clawback or recoupment policy currently in effect or as may be adopted by the Board.

Employment, Consulting and Management Agreements

The following is a description of the material terms of each agreement or arrangement under which compensation was provided during the financial year ended December 31, 2024, or is payable in respect of services provided to the Company or any of its subsidiaries that were performed by a director or executive officer.

Keith Morrison

Keith Morrison and the Company entered into an employment agreement dated December 15, 2014, setting out the terms and conditions of Mr. Morrison’s employment as Chief Executive Officer of the Company.

Effective on June 1, 2018, the Company and Mr. Morrison agreed to amend the terms of Mr. Morrison’s employment from direct employment to contracted consultant. In connection with the foregoing, the Company and Lacnikdon Limited, a private company controlled by Mr. Morrison, entered into a service agreement, pursuant to which Lacnikdon Limited provided the services of Mr. Morrison as the Company’s Chief Executive Officer. In 2022, the Company terminated its agreement with Lacnikdon Limited and entered into a services agreement with Breniklan Limited, a private company controlled by Mr. Morrison for his continuing service as Chief Executive Officer of the Company. Under the services agreement, Breniklan Limited was entitled to a monthly service fee of $48,697.04. All such amounts were paid to Mr. Morrison and attributable to the services he provided to the Company.

In anticipation of Mr. Morrison’s retirement from the Company, the agreement with Brenicklan was amended on December 1, 2024. The Company will pay Brenicklan Limited a total of $1,168,728.96, payable in 24 equal monthly instalments of $48,697.04 beginning January 31, 2025, and ending December 31, 2026. This amount is payable to Brenicklan Limited irrespective of any future services to be provided by Mr. Morrison. The contract with Mr. Morrison will terminate on December 31, 2026, and consideration for any future services provided, of which will only be at the request of the Company, will be payable at an hourly rate of $450. Under the amended agreement, Mr. Morrison will continue to be an eligible participant under the Company’s various security-based compensation arrangements, and therefore previously granted equity compensation will continue to vest in accordance with the plans.

Peter Rawlins

Peter Rawlins and PREM entered into an employment agreement effective July 20, 2023 providing for Mr. Rawlin’s employment as Chief Financial Officer commencing September 18, 2023. The agreement provides for an annual rate of base salary equal to $400,000.

If Mr. Rawlins’ employment is terminated by Mr. Rawlins himself, for good reason, or by the Company without cause, in each case as set out and defined in the employment agreement, (other than on account of Mr. Rawlins’ death or permanent disability) in either case within twenty-four (24) months following a change of control of PREM, on such termination date, he shall be entitled to: (i) a lump sum payment in lieu of notice equal to 1.75 times the sum of Mr. Rawlins’ base salary plus the average annual incentive compensation paid to Mr. Rawlins calculated based upon the last three fiscal years ended immediately preceding the termination date; (ii) the continuation of medical, dental and pension benefits for a twenty-four (24) month period; and (iii) any other payments owed to Mr. Rawlins. In addition, any unvested securities convertible into or exchangeable for securities or shares of the Company or any affiliate or any other equity linked entitlements related to the Common Shares shall be accelerated so that such rights become immediately exercisable for a period of 180 days after such termination date. If Mr. Rawlin’s employment is terminated without cause, other than within two years following a change of control, on such termination date, he shall be entitled to: (i) a lump sum payment in lieu of notice equal to 1.75 times the sum of Mr. Rawlins’ base salary plus the average of the annual cash performance bonus paid to Mr. Rawlins in the last three fiscal years immediately preceding the termination date; (ii) the continuation of medical, dental and pension benefits for a twenty-one (21) month period; and (iii) any other payments owed to Mr. Rawlins.

The estimated payment under Mr. Rawlin’s employment agreement resulting from a change of control is $1,449,032. The estimated payment under Mr. Rawlin’s employment agreement resulting from a termination without cause is $743,750.

Boris Kamstra

Boris Kamstra is the Chief Operating Officer of PRIL. PRIL entered into a consulting agreement with ANZAC Consulting Ltd (“ANZAC”) dated January 1, 2023. Under the agreement, ANZAC provides the services of Mr. Kamstra who is responsible for providing leadership for and input to the design, build, redevelopment and commissioning of the Company’s projects in Botswana, delivering Stage 3 (Hot Commissioning) wherein the projects are producing commercial levels of saleable concentrates, and assuming responsibility and authority for the effective leadership and management of the re-engineering, engineering, construction and commissioning of the Botswana projects so as to confidently and reasonably project financial results in line with objectives as provided by the Company. PRIL agreed to pay ANZAC a monthly service fee of US$50,000. All such amounts are paid to Mr. Kamstra and attributable to the services he provided to PRIL. The agreement may be terminated by either PRIL or ANZAC on 90 days’ written notice and does not contain any change of control, severance or constructive dismissal provision.

Norman MacDonald

PREM, Norman MacDonald and NAM Management Ltd. (“NAM”), a private company controlled by Mr. MacDonald, entered into a consulting agreement dated June 24, 2024. Under the consulting agreement, NAM provided the services of Mr. MacDonald and performed such services for PREM as agreed to from time to time by PREM and NAM. The initial services included providing advice and assistance to PREM, in collaboration with the Chief Executive Officer, the Chief Financial Officer and other senior officers of PREM and its affiliates, in connection with (i) the capital markets strategy of PREM and the execution thereof, (ii) the other financing strategies and opportunities of PREM, (iii) capital budgeting, and (iv) such other advice or services as PREM may reasonably request from time to time. The Company incurred $58,500 under this agreement in 2024, and all such amounts were paid to Mr. MacDonald and attributable to the services he provided to the Company. In September 2024, this consulting agreement was mutually terminated.

Estimated Incremental Payments

The following shows the estimated incremental payments that would be payable to each of the executive officers of the Company in the event of a change of control or termination without cause of such executive officers on December 31, 2024.

Name	Estimated Change of Control Payment(1) ($)	Estimated Termination Without Cause Payment(2) ($)
Peter Rawlins, Senior Vice President and Chief Financial Officer	1,449,032	743,750

Note:

(1)	Represents the sum of (a) 1.75 times the sum of: (i) the executive’s base salary; and (ii) the value of the incentive options granted, and (b) 24 months of medical and dental benefits.
(2)	Represents 1.75 times the executive’s base salary and 21 months of medical and dental benefits.

Oversight and Description of Director and Executive Officer Compensation

The Company has a Human Resources and Compensation Committee (“HRCC”), currently comprised of Paul Martin (Chair), Jason LeBlanc and Mark Christensen.

The HRCC is responsible for overseeing the Company’s remuneration policies and practices and determining the compensation of the executive officers and directors. The HRCC meets on an annual basis to determine such compensation on a discretionary basis and in accordance with the Company’s executive compensation program.

The Company’s executive compensation program has three principal components: base salaries, consulting fees and equity incentive plans, including Options, DSUs and RSUs.

Base Compensation

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

Incentive Bonuses

Incentive bonuses, in the form of cash payments or equity grants, are designed to add a variable component of compensation based on corporate and individual performance for executive officers and employees. As the Company grows and develops its projects, it is expected that an annual incentive award program will be formalized that will clearly articulate performance objectives and specific measurable goals that will be linked to individual performance criteria set for the executive officers. No bonuses were paid to executive officers or employees during the Company’s financial year ended December 31, 2024.

Option-Based and Other Equity-Based Awards

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

DSUs are granted pursuant to the DSU Plan to directors of the Company to advance the interests of the Company and its subsidiaries by: (i) increasing the proprietary interests of non-executive directors in the Company; (ii) aligning the interests of non-executive directors of the Company with the interests of the Company’s shareholders generally; and (iii) furnishing non-executive directors with an additional incentive in their efforts on behalf of the Company.

RSUs are granted pursuant to the RSU Plan to employees of the Company to provide long-term incentive compensation to employees of the Company or its subsidiaries, provide additional incentive for their continued efforts in promoting the growth and success of the business of the Company, and assisting the Company in attracting and retaining senior management personnel and other employees.

The Company awards Options, DSUs and RSUs based upon the recommendation of the HRCC. Grants of options and RSUs are based on the HRCC’s review of a proposal from the Chief Executive Officer. Previous grants of Options and RSUs are taken into account when considering new grants.

The implementation of new incentive plans and amendments to the Option Plan, DSU Plan and/or RSU Plan are the responsibility of the HRCC.

Other Compensation

Other than as outlined herein, the Company has no other forms of compensation, although payments may be made from time to time to individuals, or the companies they control, for the provision of consulting services. Such consulting services are paid for by the Company at competitive industry rates for work of a similar nature by reputable arm’s length services providers.

Executive Officer Compensation

Compensation paid and awarded to each named executive officer of the Company is set out above under “Table of Compensation Excluding Compensation Securities” and “Compensation Securities”. Each named executive officer received base compensation and equity-based awards in the most recently completed financial year. No incentive bonuses were paid to executive officers during the Company’s financial year ended December 31, 2024. Neither total compensation nor any significant element of total compensation was tied to performance criteria or goals for the Company’s financial year ended December 31, 2024. The RSUs granted during the year were in recognition of the successful completion and publication of the maiden NI 43-101 compliant mineral resource estimate for the Selebi Mine. No other significant events occurred during the most recently completed financial year that significantly affected compensation. The HRCC determines the amount to be paid for each significant element of compensation on a discretionary basis and in accordance with the Company’s executive compensation program. At this time, the HRCC does not reference a peer group to determine executive officer compensation. No significant changes to the Company’s compensation policies were made during or after the most recently completed financial year that could or will have an effect on director or named executive officer compensation.

Compensation Risks

The HRCC is responsible for considering, reviewing and establishing executive compensation programs, and for assessing whether the programs encourage unnecessary or excessive risk taking. The Company believes the programs are balanced and do not motivate unnecessary or excessive risk taking.

Base compensation amounts are fixed in amount and thus do not encourage risk taking. The Company does not currently have any annual incentive or bonus programs.

RSU and Option awards are important to further align the interests of executive officers with those of the Company’s shareholders. The ultimate value of the awards is tied to the Company’s share price and, since awards are staggered and subject to multi-year vesting schedules, they help ensure that executive officers have significant value tied to long-term share price performance.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Beneficial Ownership Table

The following table lists, as of March 19, 2025, the number of Common Shares of the Company that are beneficially owned by: (i) each person or entity known to our Company to be the beneficial owner of more than 5 % of the outstanding Common Shares; (ii) each named executive officer and director of the Company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of Common Shares by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

	Common Shares of the Company that are Beneficially Owned
Beneficial Owner	#	(%)
Directors
Paul Martin Director and Interim Chief Executive Officer	1,675,000	*
James Gowans Director and Independent Chairman	356,410	*
Jason LeBlanc Director	1,431,096	*
Mark Christensen Director	3,812,934	*
Norman MacDonald Director	1,493,200	*
Donald Newberry Director	521,083	*
William O’Reilly Director	1,540,433	*

Executive Officers
Peter Rawlins Senior Vice President and Chief Financial Officer	1,076,667	*
Boris Kamstra Chief Operating Officer of PRIL	1,175,833	*

All Executive Officers and Directors	17,030,592	4.50%

Beneficial Owners with Greater than 5% Ownership
EdgePoint Investment Group Inc.(1)	176,765,217	34.5%
Delbrook Capital Advisors Inc.	26,450,000	6.0%

Note:

*	Represents less than 1%.

(1)	Reflects the Common Shares and Warrants as reported on Schedule 13G filed with the SEC on September 27, 2024, on behalf of EdgePoint Investment Group Inc., which reflects EdgePoint Investment Group Inc. as having sole voting and dispositive power over 23,833,224 Common Shares and 13,716,307 Common Shares issuable upon the exercise of warrants. Also reflects the conversion of the $20,882,353 Term Loan to 69,607,843 Common Shares and 69,607,843 Common Share purchase warrants, over which, for purposes of this table, we have presumed Edgepoint has sole voting and dispositive power. The business address for EdgePoint Investment Group is 150 Bloor Street West, Suite 500, Toronto, Ontario, Canada, M5S 2X9.

Securities Authorized for Issuance Under Our Equity Compensation Plans

The Company grants awards under its Option Plan, DSU Plan, and RSU Plan. See “Option Plan”, “DSU Plan”, and “RSU Plan” in Item 11 of this Report.

Equity Compensation Plan Information

The following table sets out information as of December 31, 2024, with respect to outstanding security-based compensation arrangements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	18,751,515	1.28	14,868,935
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	18,751,515	1.28	14,868,935

Note:

(1)	The number of securities to be issued in column (a), and the number of securities available in column (c), include DSUs. The Company expects to settle these in cash, however they may be paid in shares at the discretion of the Company.
(2)	The weighted average exercise price does not take into account the shares issuable upon vesting of RSUs or the settlement of DSUs, as these awards do not have an exercise price.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There have been no transactions since January 1, 2024, in which the Company was or is to be a participant and the amount involved exceeds US$120,000 and in which any executive officer or director of the Company, any shareholder beneficially owning more than 5% of any class of our voting securities or an immediate family member of any such persons had or will have a direct or indirect material interest.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The independence of our directors is determined under Nasdaq Rules.

For the purposes of this Report, as of March 19, 2025, the Board has determined that 6 of our 7 current directors are independent persons under the Nasdaq Rules, which is the majority of the Board: James Gowans, Norman MacDonald, Mark Christensen, Jason LeBlanc, Donald Newberry and William O’Reilly. Paul Martin is currently Interim Chief Executive Officer of the Company and is therefore not independent. Norman MacDonald has served as a financial advisor to the Company in connection with a significant equity and debt financing in June 2024 for which he was paid $58,500, however his advisory services were terminated in September 2024 and he is not providing any ongoing consulting services to the Company. The Board considered his services as a financial advisor to the Company in making its determination that he is independent

Committees

The Company has four committees of its Board in place:

1.	Audit and Risk Management Committee (“ARMC”);
2.	Human Resources and Compensation Committee;
3.	Sustainability Committee; and
4.	Corporate Governance & Nominating Committee (“CGNC”).

The ARMC is comprised of Jason LeBlanc (Chair), Paul Martin and Donald Newberry. The ARMC is responsible for providing oversight of the Company’s financial reporting, internal controls, and risk management processes. Key responsibilities include ensuring the accuracy, completeness, and reliability of the financial statements and disclosures, effectiveness of internal controls, overseeing risk management processes, ensuring compliance with applicable laws, regulations, and internal policies and procedures, and overseeing the Company’s external auditors. The Board has determined that all members of the ARMC are financially literate, and that Mr. LeBlanc qualifies as an “audit committee financial expert” for purposes of the SEC’s rules.

The HRCC is made up of Paul Martin (Chair), Jason LeBlanc and Mark Christensen. The HRCC is responsible for overseeing the Company’s remuneration policies and practices and determining the compensation of executive officers and directors. The Company’s executive compensation program has three principal components: base salaries, consulting fees and equity incentive plans, including Options, DSUs and RSUs.

The Sustainability Committee is made up of Donald Newberry (Chair), Mark Christensen, Norman MacDonald, and Paul Martin. The Sustainability Committee discusses, develops and applies, specialist geotechnical knowledge related to the Company’s materials and disclosure.

The CGNC is made up of William O’Reilly (Chair), Donald Newberry and Mark Christensen. The CGNC is responsible for maintaining the system of rules, practices and processes by which the Company is directed and controlled. Its primary function is to assist the Board in fulfilling its oversight responsibilities by: (i) assessing the effectiveness of the Board as a whole as well as evaluating the contribution of individual members; (ii) assessing and improving the Company’s governance practices; (iii) proposing new nominees for appointment to the Board; and (iv) orienting new directors.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

	Year ended December 31,
	2024 ($)	2023 ($)
Audit fees(1)	633,638	261,480
Audit-related fees(2)	Nil	Nil
Tax fees(3)	4,173	41,866
All other fees(4)	Nil	Nil
Total fees	637,811	303,346

Notes:

(1)	“Audit fees” include aggregate fees billed by the Company’s external auditor in each of the last two fiscal years for audit fees. 2024 Audit fees include annual audits for both US GAAP and International Financial Reporting Standards (“IFRS”) prepared statements.
(2)	“Audit-related fees” include the aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s external auditor that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees” above. The services provided could include employee benefit audits, due diligence assistance, accounting consultations on proposed transactions, internal control reviews and audit or attestation services not required by legislation or regulation.
(3)	“Tax fees” include the aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s external auditor for tax compliance, tax advice and tax planning. Tax advice could include assistance with tax audits and appeals, tax advice related to mergers and acquisitions, and requests for rulings or technical advice from tax authorities.
(4)	“All other fees” include the aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s external auditor, other than “Audit fees”, “Audit-related fees” and “Tax fees” above.

Part IV

Item 15. exhibits and financial statement schedules

(a)	Documents filed as part of this Report.
(i)	Financial Statements - see Item 8. Financial Statements and Supplementary Data

(ii)	Financial Statement Schedules – None

(Financial statement schedules have been omitted either because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or notes thereto.)

(iii)	Report of Independent Registered Public Accounting Firm.

(iv)	Notes to Financial Statements.
(b)	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Report.

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Articles of Continuance of the Company as filed with the Ministry of Government and Consumer Services under the Business Corporations Act (Ontario) on July 29, 2022 (incorporated by reference to Exhibit 1.2 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023, filed with the SEC on May 15, 2023)
3.1.1	Certificate of Continuance issued by the Ministry of Government and Consumer Services under the Business Corporations Act (Ontario) on July 29, 2022 (incorporated by reference to Exhibit 1.1 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023, filed with the SEC on May 15, 2023)
31.2	Certificate of Amendment dated November 15, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 31, 2024)
3.2	By-Law No. 1 of the Company dated July 29, 2022 (incorporated by reference to Exhibit 1.3 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023, filed with the SEC on May 15, 2023)
4.1	Description of Securities (incorporated by reference to Exhibit 2.6 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023, filed with the SEC on May 15, 2023)
10.1	Warrant Certificate dated March 17, 2023 (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023, filed with the SEC on May 15, 2023)
10.2	Form of Broker Warrant Certificate (incorporated by reference to Exhibit 2.2 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023, filed with the SEC on May 15, 2023)
10.3	Commitment Letter among the Company, certain guarantors and Pinnacle Island LP, dated November 8, 2022 (incorporated by reference to Exhibit 2.3 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023 filed with the SEC on May 15, 2023)
10.4	Promissory Note dated November 25, 2022 between the Company and Pinnacle Island LP (incorporated by reference to Exhibit 2.4 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023 filed with the SEC on May 15, 2023)
10.5	Amended and Restated Promissory Note dated March 17, 2022 between the Company and Pinnacle Island LP (incorporated by reference to Exhibit 2.5 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023 filed with the SEC on May 15, 2023)
10.6	Asset Purchase Agreement dated September 28, 2021, between Trevor Glaum N.O., BCL Limited, PNRP and PNRC (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023 filed with the SEC on May 15, 2023)
10.7	Amending Agreement dated January 19, 2022, between Trevor Glaum N.O., BCL Limited, PNRP and certain guarantors (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023 filed with the SEC on May 15, 2023)
10.8	Agency agreement dated February 24, 2023 among the Company, Paradigm Capital Inc., as lead agent and sole bookrunner, together with Tamesis Partners LLP, Cormark Securities Inc., Echelon Wealth Partners Inc., Eight Capital, INFOR Financial Inc., and CIBC World Markets Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023 filed with the SEC on May 15, 2023)
10.9	Commitment letter dated June 12, 2023, between the Company, as borrower, and EdgePoint Investment Group Inc., as lender, in respect of a secured loan in the principal amount of C$15,000,000 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023)

10.10	Binding term sheet dated June 12, 2023, between the Company and EdgePoint Investment Group Inc., as portfolio manager on behalf of certain mutual funds managed by it, relating to the subscription of 14,772,000 units at a price of $1.10 per unit for aggregate proceeds to the Company of C$16,249,200 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023)
10.11	Agency agreement dated December 14, 2023, among the Company, Cormark Securities Inc. and BMO Nesbitt Burns Inc., as co-lead agents, together with Canaccord Genuity Corp., Fort Capital Securities Ltd., and Paradigm Capital Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023)
10.12	Second Amended and Restated Commitment Letter dated December 3, 2023, between the Company, as borrower, and EdgePoint Investment Group Inc., as lender, which increased the amount of loan under the Commitment Letter from C$15,000,000 to C$20,882,353 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023)
10.13	Binding term sheet dated June 4, 2024, among the Company, EdgePoint Investment Group Inc., as portfolio manager on behalf of certain mutual funds managed by it (collectively, “EdgePoint”), and Extract Advisors LLC, on behalf of Extract Capital Master Fund and Extract Exploration Fund (Cayman) LP (collectively, “Extract”), providing for the subscription of 7,692,307 units of the Company by each of EdgePoint and Extract for aggregate gross proceeds of approximately C$12,000,000 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023)
10.14†	Stock option plan of the Company approved by shareholders on September 20, 2023 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023)
10.15†	Deferred share unit plan of the Company approved by shareholders on September 30, 2023 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023)
10.16	Investor rights agreement dated June 14, 2024, between the Company and EdgePoint (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023)
10.17	Form of Warrant Certificate in respect of the June 2024 private placement (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023)
10.18	Form of Compensation Warrant Certificate in respect of the June 2024 private placement (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023)
21	Subsidiaries of the Company (incorporated by reference to Exhibit 8 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023 filed with the SEC on May 15, 2023)
14.1	Code of Conduct and Ethics of the Company (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023)
19*	Insider Trading Policy
23.1*	Consent of Qualified Person in respect of the Selkirk TRS
23.2*	Consent of Qualified Person in respect of the Selebi TRS
31.1*	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer
32.1*	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
96.1	S-K 1300 Technical Report Summary Selebi Mines, Central District, Republic of Botswana, Premium Resources Ltd. with an effective date of June 30, 2024 and a signature date of December 17, 2024 prepared by SLR Consulting (Canada) Ltd. (incorporated by reference to exhibit 96.1 to the Company’s Current Report on Form 8-K filed December 23, 2024)
96.2	S-K 1300 Technical Report Summary, Selkirk Nickel Project, North East District, Republic of Botswana with an effective date of November 1, 2024 and a signature date of January 8, 2025 prepared by SLR Consulting (Canada) Ltd. (incorporated by reference to exhibit 96.1 to the Company’s Current Report on Form 8-K filed January 31, 2025)
101.INS* **	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH* **	Inline XBRL Taxonomy Extension Schema
101.CAL* **	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF* **	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB* **	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE* **	Inline XBRL Taxonomy Extension Presentation Linkbase
104**	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL

*Filed herewith.

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

†Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K SUMMARY.

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2025

PREMIUM RESOURCES LTD.

By:	/s/ Paul Martin
Name:	Paul Martin
Title:	Interim Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul Martin and Peter Rawlins, acting alone or together with another attorney-in-fact, as his true and lawful attorney-in-fact, with full power of substitution and re-substitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report, and to file the same, with exhibits thereto and other documents in connection with therewith, with the SEC, hereby ratifying and confirming all that said attorney-in-fact or his substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name and Signature	Title	Date
/s/ Paul Martin	Interim Chief Executive Officer and Director (principal executive officer)	March 19, 2025
Paul Martin

/s/ Peter Rawlins	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 19, 2025
Peter Rawlins

/s/ James Gowans	Director and Independent Chairman	March 19, 2025
James Gowans

/s/ William O’Reilly	Director	March 19, 2025
William O’Reilly

/s/ Donald Newberry	Director	March 19, 2025
Donald Newberry

/s/ Jason LeBlanc	Director	March 19, 2025
Jason LeBlanc

/s/ Mark Christensen	Director	March 19, 2025
Mark Christensen

/s/ Norman MacDonald	Director	March 19, 2025
Norman MacDonald

-59-