Form 10-Q
period 2025-03-31
Premium Resources Ltd.
filed 2025-05-13
CIK 795800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 13, 2025, there were 428,986,474 Common Shares issued and outstanding.

PART I - FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) for Premium Resources Ltd. (the “Company” or “PREM”) contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) as filed with the Securities and Exchange Commission on March 20, 2025, and elsewhere in this Report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” of the 2024 Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date hereof. You should read this Report and the documents that we have filed as exhibits to this Report completely and with the understanding that our actual future results may be materially different from what we expect.

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

Unless otherwise indicated, all references to “$”, “C$” and “dollars” in this Report refer to Canadian dollars, references to “US$” in this Report refer to United States dollars and references to “BWP” in this Report refer to Botswanan pula. On March 31, 2025, the daily exchange rate: (i) for one United States dollar expressed in Canadian dollars was US$1.00 = C$1.4376 (or C$1.00 = US$0.6956); (ii) for one Botswanan pula expressed in Canadian dollars was BWP 1.00 = C$0.1039 (or C$1.00 = BWP 9.6246); and (iii) for one Botswanan pula expressed in United States dollars was BWP 1.00 = US$0.0723 (or US$1.00 = BWP 13.8313). “This quarter” or “the quarter” means the first quarter (“Q1”) of 2025.

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

It should be noted that the Company filed technical reports prepared in accordance with S-K 1300 as Exhibits 96.1 and 96.2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 20, 2025.

Item 1. Financial Statements

(Formerly Premium Nickel Resources Ltd.)

Unaudited Condensed interim Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

In accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and stated in Canadian dollars, unless otherwise indicated

INDEX

Unaudited Condensed Interim Consolidated Financial Statements

▪	Unaudited Condensed Interim Consolidated Balance Sheets

▪	Unaudited Condensed Interim Consolidated Statements of Operations and Comprehensive Loss

▪	Unaudited Condensed Interim Consolidated Statements of Changes in Shareholders’ (Deficiency) Equity

▪	Unaudited Condensed Interim Consolidated Statements of Cash Flows

▪	Notes to the Unaudited Condensed Interim Consolidated Financial Statements

Unaudited Condensed Interim Consolidated Balance Sheets

(Expressed in Canadian dollars)

		As at
	Notes	March 31, 2025 $	December 31, 2024 $
ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	45,466,839	6,105,933
Prepaid expenses		491,265	540,288
Other receivables	4	738,374	972,022
TOTAL CURRENT ASSETS		46,696,478	7,618,243

NON-CURRENT ASSETS
Exploration and evaluation assets	5	9,029,319	8,846,821
Property, plant and equipment	6	8,055,668	8,488,405
TOTAL NON-CURRENT ASSETS		17,084,987	17,335,226
TOTAL ASSETS		63,781,465	24,953,469

LIABILITIES
CURRENT LIABILITIES
Trade payables and accrued liabilities – current	7	6,781,524	3,893,216
Vehicle financing – current		137,059	136,935
DSU liability – current	10(e)	343,272	177,602
TOTAL CURRENT LIABILITIES		7,261,855	4,207,753

NON-CURRENT LIABILITIES
Trade payables and accrued liabilities – non-current	7	438,273	584,364
Provision for leave and severance		1,078,516	1,001,936
Vehicle financing – non-current		79,395	109,202
Term Loan	8	-	18,983,212
NSR option liability	9	2,750,000	2,750,000
DSU liability – non-current	10(e)	587,568	764,062
TOTAL NON-CURRENT LIABILITIES		4,933,752	24,192,776
TOTAL LIABILITIES		12,195,607	28,400,529

SHAREHOLDERS’ (DEFICIENCY) EQUITY
Common Shares (no par value, unlimited Common Shares authorized; 428,986,474 issued and outstanding) (December 31, 2024 – 185,708,588)	10	-	-
Preferred shares	10	31,516	31,516
Additional paid-in capital		214,806,833	145,025,333
Deficit		(162,215,429)	(146,987,099)
Accumulated other comprehensive loss		(1,037,062)	(1,516,810)
TOTAL SHAREHOLDERS’ (DEFICIENCY) EQUITY		51,585,858	(3,447,060)
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIENCY) EQUITY		63,781,465	24,953,469

Nature of Operations and Going Concern (Note 1)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Approved by the Board of Directors on May 13, 2025.

“signed” Morgan Lekstrom Director and Chief Executive Officer	“signed” Jason LeBlanc Director

Unaudited Condensed Interim Consolidated Statements of Operations and Comprehensive Loss

(Expressed in Canadian dollars)

		Three months ended March 31,
		2025	2024
	Notes	$	$

EXPENSES
General exploration expenses	5	6,135,777	6,714,459
Depreciation and amortization		635,828	364,228
General and administrative expenses	15	1,660,382	1,197,700
Investor relations and communications		209,398	74,704
DSUs granted	10(e)	-	281,249
Fair value movement of DSUs	10(e)	(10,824)	(226,602)
Net foreign exchange loss		251,425	66,014
LOSS FOR THE PERIOD BEFORE OTHER ITEMS		8,881,986	8,471,752

OTHER ITEMS
Interest (income) expense, net		(64,461)	115,318
Interest expense and accretion on Term Loan	8	428,371	760,110
Loss on Term Loan extinguishment	8	5,982,434	-
NET LOSS FOR THE PERIOD		15,228,330	9,347,180

OTHER COMPREHENSIVE (INCOME) LOSS
Exchange differences on translation of foreign operations		(479,748)	137,237

TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		14,748,582	9,484,417

Basic and diluted loss per share		0.07	0.06
Weighted average number of Common Shares outstanding – basic and diluted		223,551,815	149,373,068

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Unaudited Condensed Interim Consolidated Statements of Changes in Shareholders’ (Deficiency) Equity

(Expressed in Canadian dollars)

	Notes	Number of shares	Preferred shares $	Additional paid-in capital $	Deficit $	Accumulated other comprehensive (loss) income $	Total shareholders’ (deficiency) equity $
BALANCE, DECEMBER 31, 2024		185,708,588	31,516	145,025,333	(146,987,099)	(1,516,810)	(3,447,060)
Net loss for the period		-	-	-	(15,228,330)	-	(15,228,330)
Share capital issued through private placement	10(a)	167,899,061	-	49,709,891	-	-	49,709,891
Share issue costs – private placement	10(a)	-	-	(5,389,306)	-	-	(5,389,306)
Share capital issued through debt conversion	8	75,378,825	-	26,594,817	-	-	26,594,817
Share issue costs – debt conversion	8	-	-	(2,161,483)	-	-	(2,161,483)
Share-based compensation	10(c)(d)	-	-	1,027,581	-	-	1,027,581
Exchange differences on translation of foreign operations		-	-	-	-	479,748	479,748
BALANCE, MARCH 31, 2025		428,986,474	31,516	214,806,833	(162,215,429)	(1,037,062)	51,585,858

BALANCE, DECEMBER 31, 2023		149,300,920	31,516	116,069,973	(104,566,816)	(1,788,987)	9,745,686
Net loss for the period		-	-	-	(9,347,180)	-	(9,347,180)
Exercise of options, net		126,259	-	-	-	-	-
Share-based compensation		-	-	389,612	-	-	389,612
Exchange differences on translation of foreign operations		-	-	-	-	(137,237)	(137,237)
BALANCE, MARCH 31, 2024		149,427,179	31,516	116,459,585	(113,913,996)	(1,926,224)	650,881

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Unaudited Condensed Interim Consolidated Statements of Cash Flows

(Expressed in Canadian dollars)

		Three months ended March 31,
	Notes	2025 $	2024 $
OPERATING ACTIVITIES
Net loss for the year		(15,228,330)	(9,347,180)
Items not affecting cash:
DSUs granted	10(e)	-	281,249
Fair value movement of DSUs	10(e)	(10,824)	(226,602)
Share-based compensation	10(c)(d)	1,027,581	389,612
Depreciation	6	635,828	364,228
Provision for leave and severance		76,567	123,102
Accrued interest and accretion on loans		170,847	240,904
Accrued interest on lease liability		-	69,700
Loss on Term Loan extinguishment	8	5,982,434	-
Changes in non-cash working capital
Prepaid expenses and other receivables		282,670	142,492
Trade payables and accrued expenses		768,263	(523,454)
Net cash used in operating activities		(6,294,964)	(8,485,949)

INVESTING ACTIVITIES
Acquisition of property, plant and equipment	6	(50,033)	(1,051,902)
Net cash used in investing activities		(50,033)	(1,051,902)

FINANCING ACTIVITIES
Proceeds from issuance of units	10(a)	46,000,000	-
Share issue costs	8	(397,250)	-
Vehicle loan repayments, net of financing		(34,518)	(24,840)
Lease payments		-	(329,635)
Net cash provided by (used in) financing activities		45,568,232	(354,475)

Effect of exchange rate changes on cash and cash equivalents		137,671	13,519
Change in cash and cash equivalents for the period		39,360,906	(9,878,807)
Cash and cash equivalents at the beginning of the period		6,105,933	19,245,628
Cash and cash equivalents at the end of the period		45,466,839	9,366,821

Supplemental cash flow information
Income taxes paid		-	-
Interest paid		273,731	592,440

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

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

For the three months ended March 31, 2025 and 2024

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

These consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. The ability of the Company to continue operations as a going concern is ultimately dependent upon achieving profitable operations and its ability to obtain adequate financing. The Company incurred a net loss of $15,228,330 for the three months ended March 31, 2025. To date, the Company has not generated profitable operations from its resource activities and will need to invest additional funds in carrying out its planned evaluation, development and operational activities.

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

The properties in which the Company currently has an interest are in pre-revenue stage. As such, the Company is dependent on external financing to fund its activities. In order to carry out the planned activities and cover administrative costs, the Company will use its existing working capital and raise additional amounts as needed. Further, the second instalment under the Selebi APA (defined in Note 5) of $35,940,000 (US$25,000,000) is due January 31, 2026.

On March 18, 2025, the Company closed a significant refinancing (Note 8 and Note 10). While this transaction will provide sufficient capital for the Company to fund operations in the near term, the Company will need further funding to support advancement of the Selebi Mines and the Selkirk Mine toward the development stage.

Although the Company has been successful in its past fundraising activities, there is no assurance as to the success of future fundraising efforts or as to the sufficiency of funds raised in the future.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(a) Statement of Compliance

These unaudited condensed interim consolidated financial statements reflect the accounts of the Company and have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for financial information.

Historically, the Company has prepared its financial statements under IFRS® Accounting Standards, as issued by the International Accounting Standards Board, for reporting as permitted by security regulators in Canada, as well as in the United States under the status of a foreign private issuer and a non-accelerated filer as defined by the SEC. In Fiscal 2024, the Company determined that it no longer qualified as a non-accelerated filer under the SEC rules, as the SEC rules apply to foreign private issuers. As a result, the Company elected to report with the SEC on domestic forms and comply with domestic company rules, which permit the Company to continue to avail itself of accommodations available to non-accelerated filers that file on domestic issuer forms. Consequently, the Company transitioned to preparing its financial statements using US GAAP for its SEC filing requirements.

The accompanying unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2024. The interim period results do not necessary indicate the results that may be expected for any other interim period or for the full fiscal year.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Expressed in Canadian dollars)

(b) Basis of preparation

These unaudited condensed interim consolidated financial statements have been prepared under the historical cost convention, modified by the revaluation of any financial assets and financial liabilities where applicable. The preparation of these unaudited condensed interim consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company as of March 31, 2025, and through the date of this report filing.

Operating segments are reported in a manner consistent with the internal reporting provided to executive management. The Company determined that it has one reportable operating segment being that of the acquisition, exploration and evaluation of mineral properties in three geographic segments, which are Canada, Barbados and Botswana (Note 13).

The Company’s presentation currency is Canadian dollars. Reference herein of $ or CAD is to Canadian dollars, US$ or USD is to United States dollars, and BWP is to Botswana pula.

The significant accounting policies used in the preparation of these unaudited condensed interim consolidated financial statements are consistent with those used in the preparation of the audited annual consolidated financial statements for the year ended December 31, 2024. Except as described in Note 2(e) and (f), there were no changes in significant accounting policies during the three months ended March 31, 2025.

(c) Reclassification

Certain comparative figures on the unaudited condensed interim consolidated balance sheets, unaudited condensed interim consolidated statements of operations and comprehensive loss, unaudited condensed interim consolidated statements of cash flows, and the notes to the unaudited condensed interim consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on net loss or shareholders’ equity as previously reported. An adjustment has been made to reduce share-based compensation by $389,612 on the face of the unaudited condensed interim consolidated statement of operations and comprehensive loss, and to increase general and administrative expenses and general exploration expenses by $266,788 and $122,824, respectively, for the three months ended March 31, 2024. General and administrative expenses were reduced by $934,340 with an increase to general exploration expenses of $859,636 and investor relations and communications of $74,704 for the period ended March 31, 2024. Operating cash outflows of $966,806 attributable to the purchase of spares in the first quarter of 2024 were reclassified to investing cash outflows. Trade payables and accruals of $584,364 were reclassified from current to non-current for the year ended December 31, 2024.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Expressed in Canadian dollars)

(d) Basis of consolidation

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

(e) Debt Extinguishment

Upon the extinguishment of debt, the difference between the amount paid on extinguishment, including miscellaneous costs of reacquisition, and the net carrying amount of the debt being extinguished, being the amount due at maturity, adjusted for unamortized premiums, discounts, and costs of issuance, is recognized as a gain or loss when the debt is extinguished. The fair value of the assets transferred or the fair value of an equity interest granted is used in accounting for the settlement of the debt unless the fair value of the debt being settled is more clearly evident.

Recently Adopted Accounting Pronouncements

(f)	ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The Company adopted the new standard effective January 1, 2025, and will include certain additional disclosures in the notes to its consolidated financial statements for the year ending December 31, 2025.

Recently Issued Accounting Pronouncements and Disclosures Not Yet Adopted

(g)	ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures

In November 2024, FASB issued an Accounting Standards Update (“ASU”) which will require entities to provide disaggregated disclosure of specified categories of expenses that are included on the face of the income statement, including: purchases of inventory, employee compensation, depreciation, amortization and depletion. This ASU becomes effective January 1, 2027. The Company is assessing the impact of this ASU, and upon adoption, may be required to include certain additional disclosures in the notes to its consolidated financial statements.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Expressed in Canadian dollars)

3. CASH AND CASH EQUIVALENTS

A summary of the Company’s cash and cash equivalents is detailed in the table below:

	March 31, 2025 $	December 31, 2024 $

Cash	45,179,339	4,015,933
Short-term deposits	287,500	2,090,000
	45,466,839	6,105,933

The cash balance at March 31, 2025, includes the proceeds from the non-brokered private placement (Note 10) that closed on March 18, 2025.

4. OTHER RECEIVABLES

A summary of the Company’s other receivables is detailed in the table below:

	March 31, 2025 $	December 31, 2024 $

HST paid on purchases	453,594	503,235
VAT paid on purchases	284,780	468,787
	738,374	972,022

5. EXPLORATION AND EVALUATION ASSETS

The exploration and evaluation assets of the Company consist of the acquisition costs of mining assets located in Botswana:

	Botswana
	Selebi $	Selkirk $	Total $

Balance, December 31, 2023	8,285,523	309,275	8,594,798
Foreign currency translation	242,955	9,068	252,023
Balance, December 31, 2024	8,528,478	318,343	8,846,821
Foreign currency translation	175,932	6,566	182,498
Balance, March 31, 2025	8,704,410	324,909	9,029,319

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

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Expressed in Canadian dollars)

Pursuant to the Selebi APA, the aggregate purchase price payable to the seller for the Selebi Mines shall be the sum of $81,154,830 (US$56,750,000), which amount shall be paid in three instalments:

●	$2,086,830 (US$1,750,000) payable on the closing date, and payment of care and maintenance funding contributions in respect of the Selebi Mines from March 22, 2021 to the closing date of $6,164,688 (US$5,178,747). These payments have been made.

●	$35,940,000 (US$25,000,000) payable upon the earlier of: (a) approval by the Botswana Ministry of Mineral Resources, Green Technology and Energy Security (“MMRGTES”) of the Company’s Section 42 and Section 43 applications (for the further extension of the mining licence and conversion of the mining licence into an operating licence, respectively), and (b) January 31, 2026, the expiry date of the study phase.

●	$43,128,000 (US$30,000,000) payable on the completion of mine construction and production start-up (commissioning) by the Company on or before January 31, 2030, but not later than four years after the approval by the Minister of MMRGTES of the Company’s Section 42 and Section 43 applications.

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

In addition to the Selebi APA, the purchase of the Selebi Mines is also subject to a royalty agreement as well as a contingent consideration agreement with the liquidator. The royalty agreement consists of a net smelter returns royalty (the “Selebi NSR”) of 2% on the net value of sales of concentrate or other materials with respect to production from the Selebi mining licence, of which the Company has the right to buy-back 50% (Note 9). The contingent consideration agreement consists of two components: (i) a sliding scale payment of US$0.50/tonne of ore up to US$1.40/tonne of ore with respect to the discovery of new mineable deposits greater than 25 million tonnes of ore from a base case of 15.9 million tonnes, with a minimum grade of 2.5% nickel equivalent, accrued at the time of a decision to mine; and (ii) price participation of 15% on post-tax net earnings directly attributable to an increase of 25% or more in commodity prices, on a quarterly basis, for a period of seven years from the date of first shipment of concentrate or other materials.

The Company also negotiated a separate asset purchase agreement (the “Selkirk APA”) with the liquidator of Tati Nickel Mining Company (“TNMC”) in January 2022 to acquire the Selkirk deposit and related infrastructure formerly operated by TNMC. The transaction closed in August 2022.

The Selkirk APA does not provide for a purchase price or initial payment for the purchase of the assets. The acquisition cost of the Selkirk Mine of $327,109 (US$244,954) was the care and maintenance funding contribution from April 1, 2021, to the closing date of the Selkirk APA. The Selkirk APA provides that if the Company elects to develop the Selkirk Mine first, the payment of the second Selebi instalment of $35,940,000 (US$25,000,000) would be upon the approval by the Minister of MMRGTES of the Company’s Section 42 and Section 43 applications (for the further extension of the Selkirk mining licence and conversion of the Selkirk mining licence into an operating licence, respectively). For the third Selebi instalment of $43,128,000 (US$30,000,000), if the Selkirk Mine were to be commissioned earlier than the Selebi Mines, the payment would trigger on the Selkirk Mine’s commission date.

In addition to the Selkirk APA, the purchase of the Selkirk Mine is also subject to a royalty agreement as well as a contingent consideration agreement with the liquidator. The royalty agreement consists of a net smelter returns royalty (the “Selkirk NSR”) of 1% on the net value of sales of concentrate or other materials with respect to production from the Selkirk mining licence, which the Company has the right to buy-back in full (Note 9). The contingent consideration agreement is on similar terms as the Selebi Mines contingent consideration.

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

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Expressed in Canadian dollars)

The upfront cost to the Company to acquire these additional mineral properties is $1,437,600 (US$1,000,000). In addition, the Company agreed to additional work commitments of $7,188,000 (US$5,000,000) in the aggregate over four years. As a result of the expansion of the Selebi mining licence, the remaining asset purchase obligations of the Company outlined in the original Selebi APA with the liquidator will each increase by 10%, or $7,906,800 (US$5,500,000) in total, while the trigger events remain unchanged. The existing 2% NSR and contingent consideration agreement held by the liquidator with respect to production from the Selebi mining licence will also apply to production from these additional deposits, subject to the Company’s existing buy-back right for 50% of the NSR (Note 9). The Company incurred $483,883 for care and maintenance during the investigation period of the properties in 2023, which has been added to the acquisition cost of the Selebi Mines. The acquisition of the Phikwe South and the Southeast Extension deposits has not yet closed as at May 13, 2025.

Both the Selebi Mines and Selkirk Mine are subject to a royalty payable to the Botswana Government of 5% of all precious metals sales and 3% of all base metals sales.

General Exploration Expenses

Details of the general exploration expenses by nature are presented as follows:

	Three months ended March 31, 2025
	Selebi $	Selkirk $	Other $	Total $
Drilling	684,092	-	-	684,092
Site operations, administration, and overhead	931,327	42,263	39,656	1,013,246
Infrastructure and equipment maintenance	710,929	-	-	710,929
Geology	567,974	26,535	-	594,509
Mine development	668,619	-	-	668,619
Electricity	863,913	4,356	-	868,269
Engineering and technical studies	842,773	11,679	-	854,452
Geophysics	226,810	-	-	226,810
Freight, tools, supplies, and other consumables	130,195	10,964	-	141,159
Health and safety	93,584	-	-	93,584
Environmental, social and governance	74,408	-	-	74,408
Share-based compensation	199,529	6,171	-	205,700
Total	5,994,153	101,968	39,656	6,135,777

	Three months ended March 31, 2024
	Selebi $	Selkirk $	Other $	Total $
Drilling	1,551,255	-	-	1,551,255
Site operations, administration, and overhead	1,184,260	102,992	48,033	1,335,285
Infrastructure and equipment maintenance	870,681	-	-	870,681
Geology	783,487	9,555	-	793,042
Mine development	667,569	-	-	667,569
Electricity	671,413	7,534	-	678,947
Engineering and technical studies	62,350	49,644	-	111,994
Geophysics	313,137	2,208	-	315,345
Freight, tools, supplies, and other consumables	132,370	-	-	132,370
Health and safety	44,013	-	-	44,013
Environmental, social and governance	91,134	-	-	91,134
Share-based compensation	98,260	24,564	-	122,824
Total	6,469,929	196,497	48,033	6,714,459

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Expressed in Canadian dollars)

6. PROPERTY, PLANT AND EQUIPMENT

The tables below set out costs and accumulated depreciation and amortization as at March 31, 2025 and December 31, 2024:

Cost	Land and Buildings(1) $	Equipment(1) $	Furniture and Fixtures $	Vehicles $	Computer and Software $	Total $
Balance – December 31, 2023	2,909,637	5,476,434	191,899	398,032	567,407	9,543,409
Additions	73,049	1,129,567	30,121	111,629	6,543	1,350,909
Foreign currency translation	86,264	(22,306)	3,857	11,561	35,317	114,693
Balance – December 31, 2024	3,068,950	6,583,695	225,877	521,222	609,267	11,009,011
Additions	-	45,188	1,139	-	3,706	50,033
Foreign currency translation	63,308	114,340	3,595	10,753	12,611	204,607
Balance – March 31, 2025	3,132,258	6,743,223	230,611	531,975	625,584	11,263,651

Accumulated Depreciation	Land and Buildings(1)	Equipment(1)	Furniture and Fixtures	Vehicles	Computer and Software	Total
Balance – December 31, 2023	170,256	401,409	19,079	106,083	145,948	842,775
Depreciation during the year	110,535	1,229,847	14,750	113,688	162,644	1,631,464
Foreign currency translation	2,609	13,358	750	4,581	25,069	46,367
Balance – December 31, 2024	283,400	1,644,614	34,579	224,352	333,661	2,520,606
Depreciation during the period	14,809	329,812	10,936	32,864	247,407	635,828
Foreign currency translation	6,019	29,982	764	5,013	9,771	51,549
Balance – March 31, 2025	304,228	2,004,408	46,279	262,229	590,839	3,207,983

Carrying Value	Land and Buildings(1)	Equipment(1)	Furniture and Fixtures	Vehicles	Computer and Software	Total
Balance – December 31, 2024	2,785,550	4,939,081	191,298	296,870	275,606	8,488,405
Balance – March 31, 2025	2,828,030	4,738,815	184,332	269,746	34,745	8,055,668

Note:

(1)	Land and Buildings contains the Syringa Lodge right-of-use (“ROU”) asset and Equipment contains the drilling equipment supply agreement ROU asset. The Company obtained full title to these assets during the year ended December 31, 2024.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Expressed in Canadian dollars)

7. TRADE PAYABLES AND ACCRUED LIABILITIES

A summary of trade payables and accrued liabilities is detailed in the table below:

	March 31, 2025 $	December 31, 2024 $

Amounts due to related parties (Note 11)	47,298	1,259,665
Trade payables	3,455,684	2,493,306
Accrued liabilities	1,742,861	724,609
Share issuance costs payable	1,973,954	-
Total	7,219,797	4,477,580
Less: current portion	6,781,524	3,893,216
Non-current portion	438,273	584,364

Included in trade payables at March 31, 2025 is $1,022,638 due to the Company’s former Chief Executive Officer related to his retirement from the Company and is payable in equal monthly installments of $48,697 until December 31, 2026. For the year ended December 31, 2024, the corresponding amount of $1,168,729 was reported in amounts due to related parties.

Share issuance costs payable relates to various legal, listing and financing fees incurred as part of the March 2025 Financing (defined in Note 8).

8. TERM LOAN

The Company had a three-year term loan (the “Term Loan”) with Cymbria Corporation (“Cymbria”), the lender and an affiliate of the Company’s largest shareholder, EdgePoint Investment Group Inc. (“EdgePoint”), in the amount of $20,882,353 which bore interest at a rate of 10% per annum and was to mature on June 28, 2026.

On March 18, 2025, the Company closed a financing transaction (the “March 2025 Financing”) which included a non-brokered private placement (Note 10) and the conversion of the Term Loan to equity (the “Debt Conversion”).

The Company issued to Cymbria an aggregate of 69,607,843 units (each, a “Settlement Unit”) at a deemed issue price of $0.30 per Settlement Unit in full satisfaction of the $20,882,353 principal amount outstanding under the Term Loan. Accrued interest under the Term Loan, up to the date of the Debt Conversion, in the amount of $268,896 was settled in cash. Each Settlement Unit consisted of one Common Share of the Company and one Common Share purchase warrant (each, a “Settlement Warrant”) of the Company.

Each Settlement Warrant entitles the holder to acquire one additional Common Share of the Company at a price of $0.40 per Common Share until March 18, 2028. If, at any time prior to the expiry date, the volume-weighted average trading price of the Common Shares is at least $2.00 per Common Share for a period of 20 trading days, the Company may, at its option, accelerate the expiry date with 30 days’ notice to the Settlement Warrant holders.

The fair value of the Common Shares issued as part of the Settlement Units was estimated at $17,727,018 and was determined by applying an implied discount for lack of marketability to the market observed price on the date of issuance. The fair value of the Settlement Warrants was estimated at $7,398,104 using a Monte Carlo model. The $5,982,434 difference between the fair value of the Settlement Units issued of $25,125,122 and the carrying amount of the Term Loan of $19,142,687 was recognized as a loss in the current period.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Expressed in Canadian dollars)

The Monte Carlo model used to value the Settlement Warrants was based on the following assumptions:

Settlement Warrants
Expected dividend yield	0%
Share price	$0.25
Expected share price volatility	81.8%
Risk free interest rate	2.57%
Expected life of warrant	3 years

The volatility was determined by calculating the historical volatility of the Company’s share price over a 3-year period using daily closing prices. The formula used to compute historical volatility is the standard deviation of the logarithmic returns. The same implied discount for lack of marketability for purposes of the Common Shares valuation was also applied to the share price for the Settlement Warrants valuation.

In connection with the March 2025 Financing, the Company issued: (i) 4,000,000 Common Shares to TriView Capital Ltd. (“TriView”) for its services as finder; (ii) 9,000,000 Common Shares to Fiore Management and Advisory Corp. (“Fiore”) and 3,750,000 Common Shares to Bowering Projects Ltd. (“Bowering”) for certain advisory services; and (iii) 3,586,709 Common Shares to a financial advisor for financial advisory services. The fair value of these shares was determined to be $5,179,586. In addition to the Common Shares, the Company incurred various legal, listing and financing fees payable in cash totalling $2,371,203. Certain of these fees were allocated between the non-brokered private placement (Note 10) and Debt Conversion transactions based on the value of the units issued under each transaction. As of March 31, 2025, the Company has made cash payments relating to these fees of $397,250.

All securities issued as part of the Debt Conversion are subject to a hold period expiring July 19, 2025, with the exception of the Common Shares issued to Fiore and Bowering which have a hold period expiring March 19, 2026.

The following is a continuity of the Term Loan:

$
Term Loan balance, December 31, 2023	17,956,423
Accrued interest	2,082,530
Accretion of warrant value and transaction costs	1,026,789
Interest paid	(2,082,530)
Term Loan balance, December 31, 2024	18,983,212
Accrued interest	268,896
Accretion of warrant value and transaction costs	159,475
Interest paid	(268,896)
Debt Conversion	(19,142,687)
Term Loan balance, March 31, 2025	-

9. NSR OPTION

In 2023, Cymbria paid an aggregate of $2,750,000 (“Option Payment”) to two subsidiaries of PREM to acquire a right to participate with such subsidiaries in the exercise of certain contractual rights. The Option Payment was allocated to PNRP and PNGP (defined below) for $2,500,000 and $250,000, respectively.

As the NSR options are exercisable entirely at the discretion of Cymbria and the underlying projects are in the exploration stage, the fair value of the call and put on the options as at December 31, 2024 and December 31, 2023 is $nil. The Option payment received in cash was recorded as a non-current liability.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Expressed in Canadian dollars)

PREM’s indirect wholly-owned subsidiary Premium Nickel Resources Proprietary Limited (“PNRP”) acquired the Selebi Mines in January 2022 out of liquidation. Pursuant to the acquisition agreement, the liquidator retained a 2% net smelter returns royalty on the Selebi Mines. PNRP has a contractual right to repurchase one-half of the Selebi NSR at a future time on payment by PNRP to the liquidator of $28,752,000 (US$20,000,000).

PREM’s indirect wholly-owned subsidiary Premium Nickel Group Proprietary Limited (“PNGP”) acquired the Selkirk Mine in August 2022 out of liquidation. Pursuant to the acquisition agreement, the liquidator retained a 1% net smelter returns royalty on the Selkirk Mine. PNGP has a contractual right to repurchase the entirety of the Selkirk NSR at a future time on payment by PNGP to the liquidator of $2,875,200 (US$2,000,000).

Each of PNRP and PNGP has agreed to grant Cymbria, in exchange for the Option Payment, an option to participate in any such repurchase of the applicable portion of its NSR from the relevant liquidator. Cymbria will, following the exercise of its option to participate in any such repurchase, acquire a 0.5% NSR royalty on the applicable property by paying an amount equal to one half of the repurchase price payable by PNRP or PNGP pursuant to the applicable NSR, less the Option Payment paid at closing pursuant to the relevant option agreement among Cymbria and PNRP or PNGP. Cymbria also has the right: (i) at any time following the date of any buyback exercise notice from PNRP and/or PNGP and prior to the first anniversary of sale of product, to terminate the option and receive from PNRP and/or PNGP a refund of the related option price paid by Cymbria; (ii) upon receipt from PNRP and/or PNGP of any termination, settlement or waiver of the buyback right or royalty agreement and prior to the first anniversary of sale of product, to exercise the option or terminate the option, and if terminated PNRP and/or PNGP shall refund the related option price paid by Cymbria; (iii) to exercise the option and compel PNRP and/or PNGP to exercise the buyback right at any time within the first nine months immediately following the first anniversary of sale of product and not less than 60 days prior to the date of exercise of the buyback right; and (iv) to require PNRP and/or PNGP to repurchase the option from Cymbria for an amount equal to the option price at any time commencing on the first anniversary of sale of product, provided PNRP and/or PNGP have not provided a buyback exercise notice or notice of any termination, settlement or waiver of the buyback right or royalty agreement to Cymbria.

Under the NSR option purchase agreements, Cymbria could acquire a 0.5% net smelter returns royalty on the Selebi Mines and Selkirk Mine upon payment of $11,648,154 (US$8,102,500) and $1,164,815 (US$810,250), respectively.

10. SHARE CAPITAL

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

Three months ended March 31, 2025

On March 18, 2025, the Company closed the March 2025 Financing which included a non-brokered private placement and the conversion of its $20,882,353 three-year Term Loan with Cymbria (Note 8).

The non-brokered private placement (the “Private Placement”) consisted of issuing 153,333,334 units (each, a “Private Placement Unit”) of the Company at a price of $0.30 per unit for aggregate gross proceeds of $46,000,000. Each Private Placement Unit consisted of one Common Share of the Company and one-half of one Common Share purchase warrant (each whole warrant, a “Private Placement Warrant”) of the Company. Each Private Placement Warrant entitles the holder to acquire one additional Common Share at a price of $0.55 per share until March 18, 2028.

In connection with the March 2025 Financing, the Company issued: (i) 4,000,000 Common Shares to TriView for its services as finder; (ii) 9,000,000 Common Shares to Fiore and 3,750,000 Common Shares to Bowering for certain advisory services; and (iii) 3,586,709 Common Shares to a financial advisor for financial advisory services. The fair value of these shares was determined to be $5,179,586. In addition to the Common Shares, the Company incurred various legal, listing and financing fees payable in cash totalling $2,371,203. Certain of these fees were allocated between the non-brokered private placement and Debt Conversion (Note 8) transactions based on the value of the units issued under each transaction. As of March 31, 2025, the Company has made cash payments relating to these fees of $397,250.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Expressed in Canadian dollars)

All securities issued under the Private Placement are subject to a hold period expiring July 19, 2025, with the exception of the Common Shares issued to Fiore and Bowering which have a hold period expiring March 19, 2026.

The fair value of the Common Shares issued under the Private Placement was estimated at $39,048,922 and was determined by applying an implied discount for lack of marketability to the market observed price on the date of issuance. The fair value of the Private Placements Warrants was estimated at $6,951,078 using the Black-Scholes Option Pricing Model.

The fair value of the Private Placement Warrants was calculated using the following assumptions:

Private Placement Warrants
Expected dividend yield	0%
Share price	$0.25
Expected share price volatility	81.8%
Risk free interest rate	2.57%
Expected life of warrant	3 years

The volatility was determined by calculating the historical volatility of the Company’s share price over a 3-year period using daily closing prices. The formula used to compute historical volatility is the standard deviation of the logarithmic returns. The same implied discount for lack of marketability for purposes of the Common Shares valuation was also applied to the share price for the Settlement Warrants valuation.

As at March 31, 2025, the Company had 428,986,474 Common Shares issued and outstanding (December 31, 2024 – 185,708,588).

Year ended December 31, 2024

During the year ended December 31, 2024, 126,259 Common Shares were issued for the net exercise of 278,100 options. In addition, 36,281,409 Common Shares were issued as a result of the following financing transactions:

On June 14, 2024, the Company closed the first tranche of a non-brokered private placement offering (the “June 2024 Financing”), pursuant to which the Company issued an aggregate 19,234,614 units of the Company (the “June 2024 Units”) at a price of $0.78 per Unit for aggregate gross proceeds of $15,002,999. Each June 2024 Unit was comprised of one Common Share and one Common Share purchase warrant of the Company (each, a “June 2024 Warrant”).

On June 21, 2024, the Company closed the second tranche of the June 2024 Financing and issued an additional 16,021,795 June 2024 Units at $0.78 per Unit for gross proceeds of $12,497,000.

Each June 2024 Warrant entitles the holder thereof to acquire one Common Share for a period expiring 60 months following the date of issuance (the “Expiry Date”) at a price of $1.10 per Common Share. If, at any time prior to the Expiry Date, the volume-weighted average trading price of the Common Shares is at least $2.00 per Common Share for a period of 20 trading days, the Company may, at its option, accelerate the Expiry Date with 30 days’ notice to the June 2024 Warrant holders.

In connection with the June 2024 Financing, the Company issued 1,025,000 June 2024 Units (comprised of 1,025,000 Common Shares and 1,025,000 non-transferable June 2024 Warrants) to a financial advisor.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Expressed in Canadian dollars)

The fair value of the June 2024 Warrants, calculated using the Monte Carlo model, was estimated at $12,533,135. Gross proceeds raised of $27,499,999 and related issuance costs of $358,746 in cash, and the value of $1,087,755 for 1,025,000 June 2024 Units granted to the financial advisor were allocated to the Common Shares and the June 2024 Warrants based on relative fair values. The key inputs used in the Monte-Carlo model were as follows:

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

b)	Warrants

The following summarizes Common Share purchase warrant activity:

	Three months ended		Year ended
	March 31, 2025		December 31, 2024
	Number Outstanding	Weighted Average Exercise Price $	Number Outstanding	Weighted Average Exercise Price $
Outstanding, beginning of the year	42,526,857	1.15	6,891,099	1.50
Issued	146,274,510	0.48	36,281,409	1.10
Exercised	-	-	-	-
Expired	(221,448)	(1.75)	(645,651)	(2.05)
Outstanding, end of the period	188,579,919	0.63	42,526,857	1.15

At March 31, 2025, the Company had outstanding Common Share purchase warrants exercisable to acquire Common Shares as follows:

Warrants Outstanding	Warrants Exercisable	Expiry Date	Exercise Price $	Intrinsic Value $
6,024,000	6,024,000	June 28, 2026	1.44	-
20,259,614	20,259,614	June 14, 2029	1.10	-
16,021,795	16,021,795	June 21, 2029	1.10	-
76,666,667	76,666,667	March 18, 2028	0.55	-
69,607,843	69,607,843	March 18, 2028	0.40	2,088,235
188,579,919	188,579,919

c)	Stock Options

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

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Expressed in Canadian dollars)

The following summarizes the option activity under the Option Plan:

	Three months ended		Year ended
	March 31, 2025		December 31, 2024
	Number Outstanding	Weighted Average Exercise Price $	Number Outstanding	Weighted Average Exercise Price $
Outstanding, beginning of the year	15,586,771	1.28	13,487,921	1.39
Granted	5,750,000	0.50	3,410,000	1.05
Exercised	-	-	(278,100)	(0.86)
Expired/cancelled	(753,000)	(0.93)	(1,033,050)	(2.01)
Outstanding, end of the period	20,583,771	1.08	15,586,771	1.28

The total intrinsic value of options exercised for the year ended December 31, 2024, was $149,405.

During the three months ended March 31, 2025, the Company granted an aggregate of 5,750,000 stock options to employees, directors, officers and consultants with a term of five years. The options have an exercise price of $0.50 per Common Share and vest as to one-half on the date of grant and the balance on the first anniversary of the date of grant.

During the year ended December 31, 2024, the Company granted an aggregate of 3,410,000 stock options to employees, directors, officers and consultants with a term of five years. The options have a weighted average exercise price of $1.05 per Common Share, with 3,235,000 vesting annually in equal thirds beginning on the date of grant, and 175,000 vesting immediately on the date of grant.

For the three months ended March 31, 2025, a total of $879,513 (three months ended March 31, 2024 – $389,612) was recorded as share-based compensation expense and credited to additional paid-in capital related to the Option Plan.

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

	Three months ended	Year ended
	March 31, 2025	December 31, 2024
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%
Expected share price volatility range	76.6-78.6%	74.2-79.8%
Weighted average expected share price volatility	77.6%	75.9%
Risk free interest rate	2.54%	2.91%-3.23%
Expected life of options	2.5-3.0 years	2.5-3.5 years

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Expressed in Canadian dollars)

Details of options outstanding as at March 31, 2025, are as follows:

Options Outstanding	Options Exercisable	Expiry Date	Exercise Price $	Intrinsic Value $
240,000	240,000	August 19, 2025	0.45	-
3,320,100	3,320,100	January 26, 2026	0.39	132,804
425,000	425,000	February 25, 2026	1.60	-
1,106,700	1,106,700	September 29, 2026	0.91	-
998,794	998,794	October 25, 2026	2.00	-
1,949,900	1,949,900	January 20, 2027	2.40	-
3,383,277	1,127,759	August 8, 2028	1.75	-
3,110,000	1,036,667	August 14, 2029	1.10	-
300,000	216,667	December 4, 2029	0.49	-
5,750,000	2,875,000	March 18, 2030	0.50	-
20,583,771	13,296,587

d)	RSU Plan

The Company has a restricted share unit plan (the “RSU Plan”) that enables the Company to grant RSUs to eligible participants upon approval by the Board of Directors. The maximum number of Common Shares that are issuable under the RSU Plan is 5,000,000 Common Shares. Upon settlement, the holder is entitled to receive one Common Share. The Company may elect, in its sole discretion, to settle the value of the RSUs in cash.

The number and terms of RSUs awarded will be determined by the Board of Directors from time to time and be based on the volume weighted average price on the TSXV for the last five trading days immediately preceding the grant date. The RSU grants are fixed and are not subject to vesting conditions other than service. The Company uses the fair value method of accounting for the recording of RSU grants, and the fair value of the RSUs was determined based on the closing price of the Company’s Common Shares on the grant date.

During the three months ended March 31, 2025, the Company granted an aggregate of 3,175,000 RSUs to employees, directors, officers and consultants with each RSU vesting in full on the first anniversary of the date of grant.

During the year ended December 31, 2024, the Company granted an aggregate of 1,000,000 RSUs to employees, directors, officers and consultants with one-third of the RSU grant vesting on each of the first, second and third anniversaries of the date of grant.

The following is a continuity of the RSUs:

	Three months ended		Year ended
	March 31, 2025		December 31, 2024
	Number Outstanding	Weighted Average Grant-Date Fair Value Per Award $	Number Outstanding	Weighted Average Grant-Date Fair Value Per Award $
Outstanding, beginning of the year	1,000,000	0.60	-	-
Granted	3,175,000	0.41	1,000,000	0.60
Outstanding, end of the period	4,175,000	0.45	1,000,000	0.60

For the three months ended March 31, 2025, a total of $148,068 (three months ended March 31, 2024 – $nil) was recorded as share-based compensation expense and credited to additional paid-in capital related to the RSU Plan.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Expressed in Canadian dollars)

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

The following is a continuity of the DSUs:

	Number of Awards	Price(1) $	Fair Value $
DSUs outstanding at December 31, 2023	730,975	1.21	884,481
Granted	1,433,769	0.71	1,020,523
Fair value adjustment			(963,340)
DSUs outstanding at December 31, 2024	2,164,744	0.44	941,664
Granted	-	-	-
Fair value adjustment			(10,824)
DSUs outstanding at March 31, 2025	2,164,744	0.43	930,840
Less: current portion	798,308	0.43	343,272
Non-current portion	1,366,436	0.43	587,568

Note:

(1)	For DSUs granted and outstanding, price represents the closing price of the Company’s Common Shares on the grant date and balance sheet date, respectively. For DSUs redeemed, price represents the volume weighted average price on the TSXV for the last five trading days immediately preceding the redemption date.

During the three months ended March 31, 2025, the Company did not grant DSUs, and recorded a fair value adjustment gain of $10,824 on the outstanding DSUs. During the three months ended March 31, 2024, the DSU compensation, net of fair value adjustments, was $54,647.

The DSUs are classified as a derivative financial liability measured at fair value, with changes in fair value recorded in profit or loss. The fair value of the DSUs was determined based on the closing price of the Company’s Common Shares on the respective balance sheet date. As at March 31, 2025, the Company reassessed the fair value of the DSUs at $930,840 and recorded the amount as a DSU liability (December 31, 2024 - $941,664).

11. RELATED PARTY TRANSACTIONS

The following amounts due to related parties are included in trade payables and accrued liabilities (Note 7).

	March 31, 2025 $	December 31, 2024 $

Directors and officers of the Company	47,298	1,259,665
	47,298	1,259,665

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Expressed in Canadian dollars)

Included in the amounts due to related parties at December 31, 2024, is $1,168,729 due to the Company’s former Chief Executive Officer related to his retirement from the Company and is payable in equal monthly installments of $48,697 until December 31, 2026. The former Chief Executive Officer was not considered a related party at March 31, 2025.

These amounts are unsecured, non-interest bearing and have 30-day fixed terms of repayment with the exception of the retirement payment, as noted above.

(a)	Related party transactions

During 2024, EdgePoint and its affiliates, related parties of the Company, subscribed for 7,692,307 June 2024 Units as part of the June 2024 Financing. As of December 31, 2024, EdgePoint and its affiliates beneficially owned 23,833,224 Common Shares and 13,716,307 warrants, representing approximately 12.8% of the issued and outstanding Common Shares (approximately 18.8% on a partially-diluted basis assuming the exercise of all warrants held by EdgePoint).

In connection with the June 2024 Financing, certain insiders of the Company subscribed for an aggregate of 1,389,140 Units for gross proceeds of $1,083,529.

On March 18, 2025, the Company closed the March 2025 Financing which included the conversion of its Term Loan held by EdgePoint and its affiliates to equity (Note 8). The Company issued to EdgePoint and its affiliates an aggregate of 69,607,843 Settlement Units. As of March 31, 2025, EdgePoint and its affiliates beneficially owned an aggregate of 93,441,067 Common Shares and 83,324,150 warrants, representing approximately 21.8% of the outstanding Common Shares (approximately 34.5% on a partially-diluted basis assuming the exercise of all warrants held by EdgePoint).

In connection with the Private Placement (Note 10), certain insiders of the Company subscribed for an aggregate of 3,936,667 Private Placement Units for gross proceeds of $1,181,000.

For the three months ended March 31, 2025, the Company paid interest of $268,896 (three months ended March 31, 2024 - $519,206) to Cymbria and recognized a loss on the Debt Conversion of $5,982,434 (three months ended March 31, 2024 – $nil).

(b)	Key management personnel are defined as members of the Board of Directors and certain senior officers.

Key management compensation was related to the following:

	Three months ended March 31,
	2025 $	2024 $
Salaries and management fees	196,104	256,491
Site operations and administration	426,914	583,037
DSUs granted, net of fair value movements	(10,824)	54,647
Share-based compensation	328,536	220,998
	940,730	1,115,173

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Expressed in Canadian dollars)

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying value of cash and cash equivalents, trade payables and accrued liabilities approximate their fair value due to their short-term nature and therefore have been excluded from the table below. A summary of the carrying value and fair value of other financial instruments were as follows:

		March 31, 2025		December 31, 2024
	Classification	Carrying Value $	Fair Value $	Carrying Value $	Fair Value $
DSU liability	Level 1	930,840	930,840	941,664	941,664
Vehicle financing	Level 2	216,454	216,454	246,137	246,137
Term loan	Level 3	-	-	18,983,212	20,862,478
NSR option liability	Level 2	2,750,000	2,750,000	2,750,000	2,750,000

DSU liability – the fair value of the DSUs is measured using the closing price of the Company’s Common Shares at the end of each reporting period.

Vehicle financing – The fair values approximate carrying values as the interest rates are comparable to current market rates.

Term loan – the term loan was carried at amortized cost. The fair value measurement of the term loan was based on an income approach.

NSR option liability – The fair value of the NSR options is determined using a valuation model that incorporates such factors as discounted cash flow projections, metal price volatility, and risk-free interest rate. As the NSR options are exercisable entirely at the discretion of Cymbria and the underlying projects are in the exploration stage, the fair value of the call and put on the options as at March 31, 2025 and December 31, 2024 is $nil.

13. SEGMENTED INFORMATION

The Company has identified its Chief Executive Officer as its Chief Operating Decision Maker (“CODM”). The CODM evaluates the Company’s performance and segmented results based on Loss for the Period Before Other Items. The significant segment expenses reviewed by the CODM are consistent with the expense line items presented in Loss for the Period Before Other Items in the Company’s unaudited condensed interim consolidated statements of operations and comprehensive loss. The CODM uses Loss for the Period Before Other Items to assess segment performance against the Company’s planned results, and to allocate capital investment.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Expressed in Canadian dollars)

The Company operates in one reportable operating segment being that of the acquisition, exploration and evaluation of mineral properties in three geographic segments, being Botswana, Barbados and Canada. The Company’s geographic segments are as follows:

	March 31, 2025 $	December 31, 2024 $
Current assets
Canada	41,731,641	4,066,121
Barbados	441,913	89,446
Botswana	4,522,924	3,462,676
Total	46,696,478	7,618,243

Exploration and evaluation assets
Botswana	9,029,319	8,846,821

Property, plant and equipment
Botswana	8,055,668	8,488,405

14. CONTINGENT LIABILITIES

There are no environmental liabilities associated with the Mines as at the acquisition dates as all liabilities incurred prior to the acquisitions are the responsibility of the sellers, BCL and TNMC. The Company has an obligation for the rehabilitation costs arising subsequent to the acquisitions. As of March 31, 2025, there were no material rehabilitation costs for which the Company expects to incur, and management is not aware of or anticipating any contingent liabilities that could impact the financial position or performance of the Company related to its exploration and evaluation assets.

15. GENERAL AND ADMINISTRATIVE EXPENSES

Details of the general and administrative expenses are presented in the following table:

	Three months ended March 31,
	2025 $	2024 $
Advisory and consultancy	11,489	59,862
Filing fees	32,995	23,955
General office expenses	32,015	93,202
Insurance	76,478	85,180
Professional fees	265,513	135,480
Salaries and management fees	420,011	533,233
Share-based compensation	821,881	266,788
Total	1,660,382	1,197,700

Share-based compensation expense for the three months ended March 31, 2025, includes $551,721 related to the stock options granted on March 18, 2025 (Note 10), which vested as to one-half on the date of grant and the balance vesting on the first anniversary of the date of grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (this “MD&A”) of our financial condition and results of operation should be read in conjunction with the unaudited condensed interim consolidated financial statements of the Company and accompanying notes thereto for the quarters ended March 31, 2025 and 2024 (the “Quarterly Financial Statements”) appearing elsewhere in this Report. This discussion and analysis below includes forward-looking statements that are subject to risks, uncertainties and other factors described in the “Risk Factors” section set forth in the 2024 Form 10-K that could cause actual results to differ materially from those anticipated in these forward-looking statements as a result of various factors. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. We caution you to read the “Cautionary Note Regarding Forward-Looking Statements” section of this Report.

This MD&A is intended to assist the reader to assess material changes in the financial condition of the Company during the quarter ended March 31, 2025, and the results of operations of the Company for the three-month periods ended March 31, 2025 and March 31, 2024. The Quarterly Financial Statements and the financial information contained in this MD&A were prepared in accordance with US GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

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

Company Overview

PREM is a mineral exploration and evaluation company focused on the discovery and advancement of high-quality nickel-copper-cobalt-platinum group elements (“Ni-Cu-Co-PGE”) resources. The principal assets of the Company are the Selebi Main and Selebi North nickel-copper-cobalt (“Ni-Cu-Co”) mines in Botswana and related infrastructure (together, the “Selebi Mines”), as well as the Ni-Cu-Co-PGE Selkirk mine in Botswana, together with associated infrastructure and four surrounding prospecting licenses (collectively, the “Selkirk Mine” and together with the Selebi Mines, the “Mines”). PREM is committed to governance through transparency, accountability, and open communication within PREM’s team and stakeholders.

The Company’s principal business activity is the exploration and evaluation of the Mines.

The Selebi and Selkirk mines are permitted with 10-year mining licences, granted in 2022, and renewable upon the submission of approved mine plans and other customary conditions, and benefit from significant local infrastructure. The Company’s flagship Selebi Mines include two operational shafts, the Selebi Main and Selebi North shafts, and related infrastructure such as rail, power and roads.

PREM is headquartered in Toronto, Ontario, Canada and is publicly traded on the TSX Venture Exchange (the “TSXV”) under the symbol “PREM”. Prior to November 20, 2024, the Company traded on the TSXV under its previous name and symbol, Premium Nickel Resources Ltd. and PNRL, respectively. In addition, the Company’s common shares (the “Common Shares”) are currently quoted on the OTC Pink Open Market under the symbol “PRMLF”.

Summary of Activities

On January 31, 2025, the Company filed the Selkirk Mineral Resource Estimate (“MRE”) in conformance with the SEC’s Modernized Property Disclosure Requirements for Mining Registrants as described in Subpart 229.1300 of Regulation S-K, Disclosure by Registrants Engaged in Mining Operations (S-K 1300) and Item 601(b)(96) Technical Report Summary, entitled “S-K 1300 Technical Report Summary, Selkirk Nickel Project, North East District, Republic of Botswana” (the “Selkirk TRS”) and dated January 8, 2025 (with an effective date of November 1, 2024) for its Selkirk Mine. The Selkirk MRE provides a solid foundation for advancing the Selkirk deposit to an economic study.

On March 18, 2025, PREM closed a significant recapitalization (the “March 2025 Financing”) of the Company which included a $46.0 million non-brokered equity private placement (the “Private Placement”) and the equity conversion of its $20.9 million three-year term loan (the “Debt Conversion”) with Cymbria Corporation (“Cymbria”). The March 2025 Financing has resulted in the successful deleveraging of the Company’s balance sheet and has provided the Company with the funds necessary to advance its new strategic direction.

The Company’s strategic direction is aimed at rapidly demonstrating the size potential of the Selebi North and Selebi Main deposits. The Company is aggressively executing a carefully designed exploration drilling program at the Selebi Mines while concurrently finalizing metallurgical work to identify the optimal mineral processing method to consider in a future economic study. In addition, the Company is advancing the Selkirk Mine through low-cost initiatives and evaluating strategic opportunities to enhance its value.

The exploration and development strategy includes the Selebi Main surface drilling program to target a potential third horizon, Hinge drilling between the Selebi North and Selebi Main deposits, Selebi North underground (“SNUG”) resource expansion drilling, underground development in Selebi North to facilitate drilling programs, and a surface drilling program at the Selkirk Mine.

The new strategy also includes advancing project economics through further metallurgical sampling and testing, the evaluation of XRT (“X-ray Transmission”) ore sorting, and the evaluation of IDEON Technologies Inc. for purposes of 3D density mapping. For more information relating to the Company’s new strategic direction, please see “Exploration and Evaluation Activities and Mineral Properties” below.

The Company has also strengthened its management team through the appointment of Morgan Lekstrom as the Company’s new Chief Executive Officer. The Company’s new strategic direction is also further supported by the addition of Frank Giustra and the Fiore Group as strategic advisors to the Company.

During the quarter, the Company announced the remaining results from its infill drill program at SNUG. The Selebi Main surface drilling progressed with the Company having extended historic drillholes by approximately 307 metres in 2 drill holes to-date. The SNUG Resource Expansion Drilling program also commenced, with approximately 2,222 metres in 3 holes drilled to-date. During the quarter, the Company intersected mineralization below the Selebi Mines MRE, confirming the down-plunge continuation of massive sulphides. These assay results will continue to be released as they are received and confirmed by the Company.

For more information relating to the contemplated activities and milestones on the Mines, please see “Exploration and Evaluation Activities and Mineral Properties” below.

Highlights and Key Developments:

●	On January 27, 2025, the Company reported significant assay results for two holes that were drilled outside of the Selebi MRE at Selebi North.

●	On January 31, 2025, the Company filed the Selkirk TRS. For details of the Selkirk MRE, see “Selkirk Mine, Botswana”.

●	On March 18, 2025, the Company closed a $46.0 million Private Placement and Debt Conversion. On March 20, 2025, Morgan Lekstrom was appointed as the Company’s new Chief Executive Officer. For a summary of the transactions, see “Liquidity & Capital Resources — Financings”.

●	On March 25, 2025, the Company announced the appointment of Chris Leavy to the board of directors (the “Board of Directors” or the “Board”). The Company also announced the retirement of William O’Reilly as a director of the Company.

●	On April 10, 2025, the Company announced a new strategic direction for the Mines. For more information relating to the planned activities over the next six months, see “Exploration and Evaluation Activities and Mineral Properties” below.

●	On April 17, 2025, the Company announced additional high-grade assay results from resource reclassification drilling at SNUG.

●	On April 24, 2025, the Company announced the appointment of André van Niekerk to the Board. The Company also announced the retirement of Don Newberry as a director of the Company.

●	On May 1, 2025, the Company announced that it had successfully intersected mineralization at SNUG below the Selebi Mines MRE confirming the down-plunge continuation of massive sulphides. For details, see “Exploration and Evaluation Activities and Mineral Properties” below.

●	On May 6, 2025, the Company announced that it had applied to list its common shares on the Nasdaq Capital Market.

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

Exploration and Evaluation Activities

The following table outlines the key milestones, estimated timing and costs related to each of the Mines, based on the Company’s reasonable expectations, intended courses of action and current assumptions and judgement, with information based as of March 31, 2025.

Key Milestones for Project	Expected Timing of Completion	Anticipated Costs
Exploration and Development
Selebi Mines and Selkirk drill programs	Ongoing, costs to September 30, 2025	$5.9 million to $6.6 million
Selebi Mines underground development	Ongoing, costs to September 30, 2025	$1.8 million to $2.2 million
Capital expenditures(1)	Ongoing, costs to September 30, 2025	$2.8 million to $3.1 million
Studies
Advancing project economics(2)	Ongoing, costs to September 30, 2025	$5.7 million to $6.4 million
Operating costs	Ongoing, costs to September 30, 2025	$6.2 million to $6.6 million

Notes:

(1)	Includes drilling equipment, mobile equipment, and electrical and communications equipment in support of drill programs and underground development.
(2)	Includes advancing project economics through further metallurgical sampling and testing, the evaluation of XRT (“X-ray Transmission”) ore sorting, and the evaluation of IDEON Technologies Inc. for purposes of 3D density mapping.

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

Mineral Properties

The information that follows relating to the Selebi Mines is derived from, and in some instances is an extract from, the Selebi Technical Report Summary entitled “S-K 1300 Technical Report Summary Selebi Mines, Central District, Republic of Botswana” with an effective date of June 30, 2024 and a signature date of December 17, 2024 prepared by SLR Consulting (Canada) Ltd. (the “Selebi TRS”), prepared in compliance with the SEC’s Modernization of Property Disclosures for Mining Registrants set forth in subpart 1300 of Regulation S-K.

The information that follows relating to the Selkirk Mine is derived from, and in some instances is an extract from, the Selkirk Technical Report Summary entitled “S-K 1300 Technical Report Summary, Selkirk Nickel Project, North East District, Republic of Botswana” with an effective date of November 1, 2024 and a signature date of January 8, 2025 prepared by SLR Consulting (Canada) Ltd. (the “Selkrik TRS”), prepared in compliance with the SEC’s Modernization of Property Disclosures for Mining Registrants set forth in subpart 1300 of Regulation S-K.

The qualified persons of SLR Consulting (Canada) Ltd. meet the qualifications specified under the definition of “qualified person” under Item 1300 of Regulation S-K. Portions of the following information are based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the Selebi TRS and Selkirk TRS, which have been included as Exhibit 96.1 and 96.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, respectively. In the event that we determine that any modifying factors, estimates and other scientific and technical information in the reports materially change, we may update or file a new technical report in the future. The Selebi Mines and Selkirk Mine are exploration stage properties.

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

The Selebi Mines infrastructure includes two previously operating mines, Selebi Main (#2 Shaft) and Selebi North (#4 Shaft), and associated surface infrastructure.

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

Selebi North

In 2023, an underground resource and exploration drilling program at Selebi North was initiated. The program was a combination of infill and exploration drilling to follow the extension of the mineralization down-dip and down-plunge. The Company reported the final assays from the 2023/2024 in-fill drill program on April 17, 2025. Supplementary infill drilling has been strategically moved into later work programs.

In March 2025, the Selebi North Underground Resource Expansion Drilling program commenced with one drill rig targeting Borehole Electromagnetic (“BHEM”) plates located down-dip, and down-plunge from the N3, N2, and South Limbs. During 2025 and up to the date of this report, the Company has drilled approximately 2,222 metres in 3 holes. During the quarter, drill hole SNUG-25-184 intersected mineralization 183 metres down-plunge from the Selebi Mines MRE. A BHEM survey in SNUG-25-184 identified strong off-hole responses, indicating both the South Limb and N2 zones remain open down-plunge.

Assays for a total of approximately 34,368 metres across 82 completed holes have not been accounted for in the Initial Selebi MRE. All core is sampled and sent to ALS Chemex in Johannesburg for analysis. All holes are surveyed with a gyro instrument and selected holes are surveyed with BHEM geophysical tools.

Selebi Main

The Company has implemented a surface drilling program at Selebi Main to investigate the potential of a third parallel mineralized horizon beneath the two known zones. The initial drill testing has been through the extension of historic drill holes, to target a large BHEM plate 150 to 200 metres beneath the Selebi Main resource. If successful, this program could lead to the discovery of a new mineralized horizon. These BHEM plates are situated outside the Selebi Mines MRE extents. During 2025 and up to the date of this report, the Company has extended historic drillholes by approximately 307 metres in 2 existing holes.

Selebi Hinge

A large drill capable of drilling to depths of 2,500 metres (NQ core) and kits for converting the two underground U5 drills into surface A5 drills are currently being mobilized from Canada. These are being mobilized for surfacing drilling of the Selebi Hinge, a drilling program targeting BHEM plates in the untested two-kilometre-long area between the Selebi North and Selebi Main deposits. These BHEM targets are situated down-dip and down-plunge of the Selebi Main resource and potentially represent additional mineralization between the two deposits.

Further information on assay results can be found in the Company’s news releases which are available on the Company’s website (https://premiumresources.com) (the Company’s website is not incorporated in this Report). Assay results are publicly released as they are received and confirmed by the Company.

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

Metallurgical sampling and testing from Selebi flotation studies are ongoing. The Company has also begun evaluating XRT ore sorting, which could potentially have a significant impact on waste rock removal. This could in turn positively impact the head feed grade to the concentrate flowsheet, and has the potential to be applied at both the Selebi Mines and Selkirk Mine.

The Company has begun its evaluation of IDEON Technologies Inc., a Company that applies Muon Tomography to create 3D density maps of subsurface mineralization, with the goal of applying this technology at both the Selebi Mines and Selkirk Mine to identify potential areas of additional mineralization.

During the three months ended March 31, 2025, the Company incurred $5,944,153 (three months ended March 31, 2024 - $6,469,929) in exploration and evaluation expenditures on the Selebi Mines. The Company incurred $8,735,401 to acquire the Selebi Mines, and has incurred a further $75,240,729 in exploration and evaluation expenditures project-to-date as at March 31, 2025.

Outlook

The Company has outlined a multi-faceted exploration strategy aimed at expanding the mineral resource potential at the Selebi Mines. One drill is active on surface at Selebi Main with three drills being mobilized to the Selebi Hinge, and one drill is active underground at Selebi North.

The Selebi North Underground Resource Expansion Drilling program is expected to continue throughout the remainder of the year for further testing of the BHEM plates.

The Company is planning to further investigate the potential of a third parallel mineralized horizon at Selebi Main, with approximately 765 metres in 3 hole extensions over a period of 6 weeks.

The Selebi Hinge drilling offers a strategic opportunity for potential substantial resource expansion. Drilling is planned to target large BHEM plates located off the Selebi Main mine horizon and toward the Selebi North deposit. The Company intends to pre-collar the holes to a depth of up to 1,200 metres and bring in a more powerful drill to extend these holes to final target depths. These holes are planned to target a series of previously untested BHEM plates located down-dip and down-plunge of the Selebi Main resource. Drilling is expected to consist of approximately 12,500 metres in 6 holes over an estimated period of 7 months.

In addition to the drilling, the Company is advancing metallurgical studies. Flowsheet designs are nearing completion, taking into consideration the ongoing XRT ore sorting evaluations.

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

The Selkirk Mine consists of a single mining licence covering an area of 1,458 hectares (14.58 km2) and four prospecting licences covering a total of 12,670 hectares (126.7 km2). The mining licence, 2022/7L, is centred approximately at 21°19’13” S and 27°44’17” E and is held by PNGPL, a subsidiary of PREM. The mining licence was renewed for ten years commencing on May 27, 2022, ending on May 26, 2032. The four prospecting licences (PL050/2010, PL051/2010, PL210/2010, and PL071/2011) were renewed during the first quarter of 2025 and will expire March 31, 2027.

Exploration

On January 31, 2025, the Company filed the Selkirk MRE in conformance with the SEC’s Modernized Property Disclosure Requirements for Mining Registrants as described in Subpart 229.1300 of Regulation S-K, Disclosure by Registrants Engaged in Mining Operations (S-K 1300) and Item 601(b)(96) Technical Report Summary, entitled “S-K 1300 Technical Report Summary, Selkirk Nickel Project, North East District, Republic of Botswana” and dated January 8, 2025 (with an effective date of November 1, 2024) for its Selkirk Mine.

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

The Selkirk MRE provides a solid foundation for advancing the Selkirk deposit to an economic study. It was prepared using results from 232 surface and 10 underground historical drillholes drilled between 2003 and 2016, five 2016 drillholes sampled by PREM in 2021, and 17 historical drillholes resampled in 2024. Analytical results from PREM re-sampling showed higher platinum group element values compared to historic results. Further, the Selkirk MRE was prepared under the conceptual processing scenario of producing two separate concentrates. Additional work on alternate processing options may result in higher recoveries. Cobalt, a potentially valuable by-product, has not been included in the Selkirk MRE as cobalt analyses are not consistently available throughout the deposit. Planned metallurgical studies will determine payability of cobalt at the Selkirk Mine.

During the first quarter of 2025, the Company continued its re-sampling program of historic drill core, targeting both resource expansion and reclassification in an updated MRE.

A surface drilling program is planned to commence in the second quarter of 2025 which will support the collection of samples for metallurgical test work and an updated MRE through twinning of historic holes and in-filling of identified gaps.

Studies

The Company has been exploring alternate processing options, including producing a lower grade nickel concentrate suitable for hydrometallurgical processing. Phase 1 hydrometallurgical test-work using the Platsol process began in late 2023 and was completed in 2024. Recoveries of all the payable metals (Ni, Cu, Co, Au, Pt and Pd) to the solution phase were very high (generally >99%) in the initial batch autoclave testing. The downstream processes have been tested at bench scale and, although it is not possible to precisely quantify final metal recoveries to saleable products until continuous, integrated piloting is completed, overall recoveries of all payable metals is expected to be >95% based on commercial experience of base metal hydrometallurgical plants. This study demonstrated that alternate processing options are potentially viable at Selkirk.

The surface drilling program that is expected to commence in the second quarter of 2025 will utilize HQ sized holes. These will facilitate the collection of metallurgical samples for flowsheet development and XRT ore sorting.

During the three months ended March 31, 2025, the Company incurred $101,968 (three months ended March 31, 2024 - $196,497) in exploration and evaluation expenditures on the Selkirk Mine. The Company incurred $327,109 to acquire the Selkirk Mine, and has incurred a further $3,160,470 in exploration and evaluation expenditures project-to-date as at March 31, 2025.

Outlook – Selkirk

The ongoing re-sampling program is expected to support an updated MRE through systematic analyses of PGE to augment the patchwork of PGE analyses in the historic database.

The surface drilling program that is expected to commence in the second quarter of 2025 will also support an updated MRE through twinning of historic holes and in-filling of identified gaps.

Canadian Nickel Projects - Sudbury, Ontario

Post Creek Property

The Post Creek property is located 35 kilometres east of Sudbury in Norman, Parkin, Alymer and Rathburn townships and consists of 64 unpatented mining claim cells, covering a total area of 847 hectares held by the Company. The Company acquired the property through an option agreement in April 2010, which was subsequently amended in March 2013. As at the date of this Report, the Company holds a 100% interest in the Post Creek property and is obligated to pay advances on a net smelter return of $10,000 per annum, which will be deducted from any payments to be made under the net smelter return.

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

No exploration work was completed in the first quarter of 2025 on the Post Creek Property. The claims have sufficient work credits to keep them in good standing until 2030. No material expenditures or activities are contemplated on the Post Creek property at this time.

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

No exploration work was completed in the first quarter of 2025 on the Post Creek Property. The claims are in good standing through 2030. No material expenditures or activities are contemplated on the Halcyon property at this time.

Maniitsoq Nickel-Copper-PGM Project, Southwest Greenland

In December 2024, the Company notified the Government of Greenland that it was relinquishing its licences effective immediately. The Company is expecting final approval from authorities pending the removal of remaining structures.

Selected Financial Information and Financial Position

The following amounts are derived from the Company’s unaudited condensed interim consolidated financial statements prepared under US GAAP.

In Canadian dollars, except number of shares outstanding	Three months ended March 31,
Income Statement	2025	2024
Net loss	15,228,330	9,347,180
Weighted average number of Common Shares outstanding – basic and diluted	223,551,815	149,373,068
Basic and diluted loss per share	0.07	0.06

	As at
Balance Sheet	March 31, 2025	December 31, 2024
Additional paid-in capital	214,806,833	145,025,333
Common Shares outstanding	428,986,474	185,708,588
Total assets	63,781,465	24,953,469
Current liabilities	7,261,855	4,207,753

Net Loss

The net loss of $15,228,330 for the three months ended March 31, 2025 was higher by $5,881,150 compared to the prior year comparable period of $9,347,180, largely due to the loss on the Term Loan extinguishment of $5,982,434 and an increase in general and administrative expenses of $462,682 largely associated with stock options issued during the current period, partially offset by reduced general exploration expenses of $578,682 resulting from the pause of certain activities in the current period as part of cash conservation measures.

Total Assets

Total assets as at March 31, 2025 increased by $38,827,996 from the December 31, 2024 balance largely as a result of higher cash balances in the current period. During the quarter, the Company closed a Private Placement for aggregate gross proceeds of $46,000,000 (see “Liquidity & Capital Resources — Financings”).

Current Liabilities

Current liabilities as at March 31, 2025 increased by $3,054,102 from December 31, 2024 due to: (i) an increase in trade payables as the Company deferred certain payments as part of cash conservation measures; and (ii) an increase in share issuance costs payable related to the March 2025 Financing.

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

The following table summarizes the Company’s operations for the three-month periods ended March 31, 2025 and March 31, 2024:

	Three months ended March 31,
	2025	2024
	$	$
EXPENSES
General exploration expenses	6,135,777	6,714,459
Depreciation and amortization	635,828	364,228
General and administrative expenses	1,660,382	1,197,700
Investor relations and communications	209,398	74,704
DSUs granted	-	281,249
Fair value movement of DSUs	(10,824)	(226,602)
Net foreign exchange loss	251,425	66,014
LOSS FOR THE PERIOD BEFORE OTHER ITEMS	8,881,986	8,471,752

Interest (income) expense, net	(64,461)	115,318
Interest expense and accretion on Term Loan	428,371	760,110
Loss on Term Loan extinguishment	5,982,434	-
NET LOSS FOR THE PERIOD	15,228,330	9,347,180

●	General exploration expenses decreased by $578,682 for the three months ended March 31, 2025 as the Company put drilling activities on hold mid-February 2025 through to the end of the quarter to conserve cash.

●	Depreciation increased $271,600 for the three months ended March 31, 2025 due to the acceleration of depreciation on certain software assets.

●	General and administrative expenses increased by $462,682 for the three months ended March 31, 2025. The Company granted 5,750,000 stock options during the current quarter which vested as to one-half on the date of grant and the balance vesting on the first anniversary of the date of grant. There were no stock options granted during the prior year comparable period.

●	DSUs granted, net of fair value movement, or deferred share units, represents the Company’s long-term incentive program compensation granted to directors of the Company, net of period-end mark to market adjustments. The decrease of $65,471 for the three months ended March 31, 2025 is a result of DSUs not being granted during the current period as the Company evaluates its board of directors’ compensation plan.

●	Interest income and expense represents interest income earned on cash and cash equivalent deposits and interest expense on the Company’s vehicle financing and previous lease liabilities. Net interest income increased by $179,779 for the three months ended March 31, 2025. The final instalments on the drilling equipment and Syringa Lodge leases were paid subsequent to the first quarter of 2024, resulting in lower interest expense for the current period.

●	Interest expense and accretion on Term Loan comprises the accrued interest on the Company’s now extinguished Term Loan (see “Liquidity & Capital Resources – Financings” below), as well as the accretion of related transaction costs and fees. The decrease of $331,739 for the three months ended March 31, 2025 relates to the Term Loan being converted to equity during the first quarter of 2025.

●	Loss on Term Loan extinguishment represents the difference between the fair value of the Settlement Units (defined in “Liquidity & Capital Resources – Financings”) issued and the carrying amount of the Term Loan on the date it was converted to equity.

Cash Flows

The following table summarizes the Company’s cash flows:

	Three months ended March 31,
	2025 $	2024 $
Cash flows
Operating activities	(6,294,964)	(8,485,949)
Investing activities	(50,033)	(1,051,902)
Financing activities	45,568,232	(354,475)
Increase (decrease) in cash and cash equivalents before effects of exchange rate changes	39,223,235	(9,892,326)
Effect of exchange rate changes on cash and cash equivalents	137,671	13,519
Change in cash and cash equivalents for the period	39,360,906	(9,878,807)
Cash and cash equivalents at the beginning of the period	6,105,933	19,245,628
Cash and cash equivalents at the end of the period	45,466,839	9,366,821

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025, decreased by $2,190,985 compared to the prior year comparable period resulting from: (i) a reduction in general exploration expenses as the Company put drilling activities on hold mid-February 2025 through to the end of the quarter to conserve cash; (ii) positive changes in non-cash working capital resulting from an increase in trade payables as the Company deferred certain payments as part of cash conservation measures; and (iii) lower interest payments on the Term Loan.

Investing Activities

Key investing activities relate to the acquisition of property, plant and equipment. Net cash used in investing activities for the three months ended March 31, 2025 decreased by $1,001,869 compared to the prior comparable period. The higher spending in the 2024 comparable period primarily relates to the acquisition of capital spares and critical spares for existing equipment on-site.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 increased by $45,922,707 compared to the prior year comparable period. During the current period, the Company closed a Private Placement for gross proceeds of $46,000,000 (see “Liquidity & Capital Resources - Financings”). The Company did not execute any financing transactions during the prior year comparable period.

Liquidity & Capital Resources

The Company, being in the exploration and evaluation stage, is subject to risks and challenges similar to companies in a comparable stage of exploration and evaluation. These risks include the challenges of securing adequate capital for exploration and advancement of the Company’s material projects, operational risks inherent in the mining industry, and global economic and metal price volatility. There is no assurance management will be successful in its endeavors.

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

As at March 31, 2025, the Company had $45,466,839 in available cash (December 31, 2024 – $6,105,933), with no source of operating cash flows, and no significant credit lines in place. As at March 31, 2025, the Company had working capital (calculated as total current assets less total current liabilities) of $39,434,623 (December 31, 2024 – $3,410,490). The increase in working capital is a result of the cash proceeds received from the Private Placement.

Financings

2025

On March 18, 2025, the Company closed a financing transaction which included a non-brokered private placement and the conversion into equity of its $20,882,353 three-year Term Loan with Cymbria, the lender and an affiliate of the Company’s largest shareholder, EdgePoint Investment Group Inc. (“EdgePoint”), which bore interest at a rate of 10% per annum.

The Company issued to Cymbria an aggregate of 69,607,843 units (each, a “Settlement Unit”) at a deemed issue price of $0.30 per Settlement Unit in full satisfaction of the $20,882,353 principal amount outstanding under the Term Loan. Accrued interest under the Term Loan, up to the date of the Debt Conversion, in the amount of $268,896 was settled in cash. Each Settlement Unit consisted of one Common Share of the Company and one Common Share purchase warrant (each, a “Settlement Warrant”) of the Company.

Each Settlement Warrant entitles the holder to acquire one additional Common Share of the Company at a price of $0.40 per Common Share until March 18, 2028. If, at any time prior to the expiry date, the volume-weighted average trading price of the Common Shares is at least $2.00 per Common Share for a period of 20 trading days, the Company may, at its option, accelerate the expiry date with 30 days’ notice to the Settlement Warrant holders.

The Private Placement consisted of issuing 153,333,334 units (each, a “Private Placement Unit”) of the Company at a price of $0.30 per unit for aggregate gross proceeds of $46,000,000. Each Private Placement Unit consisted of one Common Share of the Company and one-half of one Common Share purchase warrant (each whole warrant, a “Private Placement Warrant”) of the Company. Each Private Placement Warrant entitles the holder to acquire one additional Common Share at a price of $0.55 per share until March 18, 2028.

In connection with the March 2025 Financing, the Company issued: (i) 4,000,000 Common Shares to TriView Capital Ltd. (“TriView”) for its services as finder; (ii) 9,000,000 Common Shares to Fiore Management and Advisory Corp. (“Fiore”) and 3,750,000 Common Shares to Bowering Projects Ltd. (“Bowering”) for certain advisory services; and (iii) 3,586,709 Common Shares to a financial advisor for financial advisory services. In addition to the Common Shares, the Company incurred various legal, listing and financing fees payable in cash totalling $2,371,203. As of March 31, 2025, the Company has made cash payments relating to these fees of $397,250.

As at March 31, 2025, the Company has expended $553,704 of the Private Placement net proceeds. While the Company has arranged this additional financing, the proceeds are intended for the advancement of exploration and evaluation activities at the Mines and for general corporate and working capital purposes. Subject to any changes in the Company’s operational plan, this transaction will provide the Company with the funds required to advance its planned activities and cover administrative costs into the first quarter of 2026. Therefore, the Company will need to arrange additional financing to meet its commitments under the asset purchase agreements (see “Contractual Obligations and Contingencies”).

2024

In June of 2024, the Company closed two tranches of a non-brokered private placement offering of units of the Company, pursuant to which the Company issued a total of 35,256,409 units at a price of $0.78 per unit for gross proceeds of approximately $27.5 million (the “June 2024 Financing”). Each unit was comprised of one Common Share and one Common Share purchase warrant. As at March 31, 2025, the Company has expended all the June 2024 Financing.

Although the Company has been successful in its past fundraising activities, there is no assurance as to the success of future fundraising efforts or as to the sufficiency of funds raised in the future. Factors that could affect the availability of financing include the progress and results of ongoing exploration and evaluation activities at the Mines, the state of international debt and equity markets, and investor perceptions and expectations with respect to global commodity markets. If necessary, depending on the amount of funding raised, the Company may explore opportunities to defer the timing of certain discretionary expenditures and the Company’s planned initiatives and other work programs may be postponed, or otherwise revised.

Going Concern

The ability of the Company to continue operations as a going concern is ultimately dependent upon achieving profitable operations and its ability to obtain adequate financing. The Company incurred a net loss of $15,228,330 for the three months ended March 31, 2025 (three months ended March 31, 2024 - $9,347,180). To date, the Company has not generated profitable operations from its resource activities. It is not possible to predict whether future financing efforts will be successful or if the Company will attain a profitable level of operations. These material uncertainties cast substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities, and the reported expenses and comprehensive loss that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material. In assessing whether a going concern assumption is appropriate, management considers all available information about the future, which is at least, but not limited to, twelve months from the date of this report.

Contractual Obligations and Contingencies

As of March 31, 2025, the Company had commitments for capital expenditures over the next 12 months of $1,062,094 and the following other contractual obligations and commitments:

Selebi Mines

As per the Selebi APA, the aggregate purchase price payable to the seller for the Selebi Mines is the sum of US$56,750,000 which amount shall be paid in three instalments:

●	US$1,750,000 payable on the closing date, and payment of care and maintenance funding contributions in respect of the Selebi Mines from March 22, 2021, to the closing date of US$5,178,747. These payments have been made.

●	US$25,000,000 upon the earlier of: (i) approval by the Botswana Ministry of Mineral Resources, Green Technology and Energy Security (“MMRGTES”) of the Company’s Section 42 and Section 43 applications (for the further extension of the mining licence and conversion of the mining licence into an operating licence, respectively); and (ii) January 31, 2026, the expiry date of the study phase.

●	The third instalment of US$30,000,000 is payable on the completion of mine construction and production start-up by the Company on or before January 31, 2030, but not later than four years after the approval by the Minister of MMRGTES of the Company’s Section 42 and Section 43 applications.

As per the terms and conditions of the Selebi APA, the Company has the option to cancel the second and third payments and return the Selebi Mines to the BCL Liquidator if the Company determines that the Selebi Mines are not economical. The Company also has an option to pay in advance the second and third payments if the Company determines that the Selebi Mines are economical. The Company’s accounting policy is to measure and record contingent consideration when the conditions associated with the contingency are met. As of March 31, 2025, none of the conditions of the second and third instalments have been met, hence these amounts are not accrued in the Financial Statements.

In addition to the Selebi APA, the purchase of the Selebi Mines is also subject to a royalty agreement as well as a contingent consideration agreement with the liquidator. The royalty agreement consists of a net smelter royalty (“NSR”) of 2% on the net value of sales of concentrate or other materials with respect to production from the Selebi mining licence, of which the Company has the right to buy-back 50%. The contingent consideration agreement consists of two components: (i) a sliding scale payment of US$0.50/tonne of ore up to US$1.40/tonne of ore with respect to the discovery of new mineable deposits greater than 25 million tonnes of ore from a base case of 15.9 million tonnes, with a minimum grade of 2.5% nickel equivalent, accrued at the time of a decision to mine; (ii) price participation of 15% on post-tax net earnings directly attributable to an increase of 25% or more in commodity prices, on a quarterly basis, for a period of seven years from the date of first shipment of concentrate or other materials.

Both the Selebi Mines and Selkirk Mine are subject to a royalty payable to the Botswana Government of 5% of all precious metals sales and 3% of all base metals sales.

Phikwe South and the Southeast Extension

In August 2023, the Company announced that it had entered into a binding commitment letter with the liquidator of BCL to acquire a 100% interest in two additional deposits, Phikwe South and the Southeast Extension, located adjacent to and immediately north of the Selebi North historical workings. The acquisition of the Phikwe South and the Southeast Extension deposits is subject to customary closing conditions and has not yet closed as of May 13, 2025.

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

In addition to the Selkirk purchase agreement, the purchase of the Selkirk Mine is also subject to a royalty agreement as well as a contingent consideration agreement with the liquidator. The royalty agreement consists of an NSR of 1% on the net value of sales of concentrate or other materials with respect to production from the Selkirk mining licence, which the Company has the right to buy-back in full. The contingent consideration agreement is on similar terms as the Selebi Mines contingent consideration.

NSR Option

The Company received $2,750,000 (the “Option Payment”) from Cymbria for their right to participate in the Company’s right to repurchase one-half of the Selebi NSR and the entirety of the Selkirk NSR. Cymbria also has the right: (i) at any time following the date of any buyback exercise notice from PNRP and/or PNGP and prior to the first anniversary of sale of product, to terminate the option and receive from PNRP and/or PNGP a refund of the related option price paid by Cymbria; (ii) upon receipt from PNRP and/or PNGP of any termination, settlement or waiver of the buyback right or royalty agreement and prior to the first anniversary of sale of product, to exercise the option or terminate the option, and if terminated PNRP and/or PNGP shall refund the related option price paid by Cymbria; (iii) to exercise the option and compel PNRP and/or PNGP to exercise the buyback right at any time within the first nine months immediately following the first anniversary of sale of product and not less than 60 days prior to the date of exercise of the buyback right; and (iv) to require PNRP and/or PNGP to repurchase the option from Cymbria for an amount equal to the option price at any time commencing on the first anniversary of sale of product, provided PNRP and/or PNGP have not provided a buyback exercise notice or notice of any termination, settlement or waiver of the buyback right or royalty agreement to Cymbria.

Contingencies

There are no environmental liabilities associated with the Mines as at the acquisition dates as all liabilities incurred prior to the acquisitions are the responsibility of the sellers, BCL and Tati Nickel Mining Company (“TNMC”). The Company has an obligation for the rehabilitation costs arising subsequent to the acquisitions. As of March 31, 2025, there were no material rehabilitation costs for which the Company expects to incur, and management is not aware of or anticipating any contingent liabilities that could impact the financial position or performance of the Company related to its exploration and evaluation assets.

The Company’s exploration and evaluation assets are affected by the laws and environmental regulations that exist in the various jurisdictions in which the Company operates. It is not possible to estimate any future contingent liabilities and the impact on the Company’s operating results due to future changes in the Company’s development of its projects or future changes in such laws and environmental regulations.

Related Party Transactions

Key management personnel

Key management (defined as members of the Board of Directors and senior officers) compensation was related to the following:

	Three months ended March 31,
	2025 $	2024 $
Salaries and management fees	196,104	256,491
Site operations and administration	426,914	583,037
DSUs granted, net of fair value movements	(10,824)	54,647
Share-based compensation	328,536	220,998
	940,730	1,115,173

Other related parties

On March 18, 2025, the Company closed the March 2025 Financing which included the conversion of its Term Loan held by EdgePoint and its affiliates, related parties of the Company, to equity. The Company issued to EdgePoint and its affiliates an aggregate of 69,607,843 Settlement Units. As of March 31, 2025, EdgePoint and its affiliates beneficially owned an aggregate of 93,441,067 Common Shares and 83,324,150 warrants, representing approximately 21.8% of the outstanding Common Shares (approximately 34.5% on a partially-diluted basis assuming the exercise of all warrants held by EdgePoint).

In connection with the Private Placement, certain insiders of the Company subscribed for an aggregate of 3,936,667 Private Placement Units for gross proceeds of $1,181,000.

During 2024, EdgePoint and its affiliates subscribed for 7,692,307 units as part of the June 2024 Financing. As of December 31, 2024, EdgePoint and its affiliates beneficially owned 23,833,224 Common Shares and 13,716,307 warrants, representing approximately 12.8% of the issued and outstanding Common Shares (approximately 18.8% on a partially-diluted basis assuming the exercise of all warrants held by EdgePoint).

In connection with the June 2024 Financing, certain insiders of the Company subscribed for an aggregate of 1,389,140 Units for gross proceeds of $1,083,529.

For the three months ended March 31, 2025, the Company paid interest of $268,896 (three months ended March 31, 2024 - $519,206) to Cymbria Corporation and recognized a loss on the Debt Conversion of $5,982,434 (three months ended March 31, 2024 – $nil).

Segmented Disclosure

The Company operates in one reportable operating segment, being that of the acquisition, exploration and evaluation of mineral properties, in three geographic segments, being Canada, Barbados, and Botswana. The Company’s geographic segments are as follows:

	March 31, 2025 $	December 31, 2024 $
Current assets
Canada	41,731,641	4,066,121
Barbados	441,913	89,446
Botswana	4,522,924	3,462,676
Total	46,696,478	7,618,243

Exploration and evaluation assets
Botswana	9,029,319	8,846,421
Property, plant and equipment
Botswana	8,055,668	8,488,405

The Company’s exploration and evaluation activities are assessed at the individual project level. The Selebi and Selkirk projects below make up the Botswana geographic segment.

	Three months ended March 31, 2025
	Selebi $	Selkirk $	Other $	Total $
Drilling	684,092	-	-	684,092
Site operations, administration, and overhead	931,327	42,263	39,656	1,013,246
Infrastructure and equipment maintenance	710,929	-	-	710,929
Geology	567,974	26,535	-	594,509
Mine development	668,619	-	-	668,619
Electricity	863,913	4,356	-	868,269
Engineering and technical studies	842,773	11,679	-	854,452
Geophysics	226,810	-	-	226,810
Freight, tools, supplies, and other consumables	130,195	10,964	-	141,159
Health and safety	93,584	-	-	93,584
Environmental, social and governance	74,408	-	-	74,408
Share-based compensation	199,529	6,171	-	205,700
Total	5,994,153	101,968	39,656	6,135,777

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

The carrying value of cash and cash equivalents, trade payables and accrued liabilities approximate their fair value due to their short-term nature and therefore have been excluded from the table below. A summary of the carrying value and fair value of other financial instruments were as follows:

		March 31, 2025		December 31, 2024
	Classification	Carrying Value $	Fair Value $	Carrying Value $	Fair Value $
DSU liability	Level 1	930,840	930,840	941,664	941,664
Vehicle financing	Level 2	216,454	216,454	246,137	246,137
Term Loan	Level 3	-	-	18,983,212	20,862,478
NSR option liability	Level 2	2,750,000	2,750,000	2,750,000	2,750,000

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

NSR option liability – The fair value of the NSR options is determined using a valuation model that incorporates such factors as discounted cash flow projections, metal price volatility, and risk-free interest rate. As the NSR options are exercisable entirely at the discretion of Cymbria and the underlying projects are in the exploration stage, the fair value of the call and put on the options as at March 31, 2025 and December 31, 2024 is $nil.

Interest Rate Risk

The Company’s exposure to interest rate risk arises from the interest rate impact on its cash and cash equivalents and debt facilities. Interest payable on the vehicle financing is based upon a variable base rate, being the lending institution’s prime lending rate, plus a fixed rate margin.

Foreign Currency Exchange Risk

The Company primarily operates in Canada, Barbados and Botswana and undertakes transactions denominated in foreign currencies such as the US dollar and Botswana pula, and consequently is exposed to exchange rate risks. The value of cash and other financial assets and liabilities denominated in foreign currencies can fluctuate with changes in currency exchange rates. Exchange risks are managed by matching levels of foreign currency balances with the related obligations and by maintaining operating cash accounts in non-Canadian dollar currencies.

The following table illustrates the estimated impact a 5% USD and BWP change against the CAD would have on net loss before tax as a result of translating the Company’s foreign denominated financial instruments:

Currency	Change	Effect on Net Loss (Earnings) Before Tax $	Change	Effect on Net Loss (Earnings) Before Tax $
USD	+5%	(125,808)	-5%	125,808
BWP	+5%	86,146	-5%	(86,146)

Credit Risk

The Company’s credit risk is primarily associated with its cash and cash equivalents. The Company’s exposure to credit risk arises from the potential default of the counterparty to its cash and cash equivalents, and the maximum exposure is limited to the carrying value of these instruments. The Company limits exposure to credit risk on its cash and cash equivalents by holding these instruments at highly-rated financial institutions.

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

The following table shows the Company’s undiscounted contractual obligations as at March 31, 2025:

	Less than 1 year $	1 - 2 years $	2 - 5 years $	Total $
Trade payables and accrued liabilities	6,781,524	438,273	-	7,219,797
Vehicle financing	137,059	66,143	13,252	216,454
	6,918,583	504,416	13,252	7,436,251

The DSU liability of $930,840 is not presented in the above liquidity analysis as management considers it not practical to allocate the amounts into maturity groupings

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements as at March 31, 2025.

Share Capital Information

As of the date of this Report, the fully diluted share capital of the Company, including Common Shares issuable upon exercise of securities of the Company, is as follows:

Securities	Common Shares
Common Shares	428,986,474
Preferred shares(1)	13,131
DSUs	2,164,744
Warrants	188,579,919
Stock options	20,813,771
RSUs	4,175,000
Fully diluted share capital	644,733,039

Note:

(1)	The 118,186 outstanding preferred shares are convertible into Common Shares at a 9:1 ratio.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on the evaluation of these disclosure controls and procedures, management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We have no knowledge of any material, active, pending or threatened legal, administrative or judicial proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 1A. Risk Factors

Risks and other factors include those listed under “Risk Factors” in the 2024 Form 10-K and elsewhere in this Report, as well as the risk identified below.

We caution readers that our business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. We described the most significant risks that could impact our results in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table outlines the number of Common Shares and securities that are convertible into Common Shares issued by the Company pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) as a transaction not involving a public offering and Rule 506 promulgated under the Securities Act, during the three months ended March 31, 2025.

Commons Shares

Date of Issuance	Price per Common Share ($)	Number of Common Shares	Proceeds	Reason for Issuance
March 18, 2025	0.30	153,333,334(1)	$46,000,000	Non-brokered private placement
March 18, 2025	N/A	69,607,843(2)	N/A	Debt conversion
March 18, 2025	N/A	16,336,709(3)	N/A	Advisory services
March 18, 2025	N/A	4,000,000(4)	N/A	Finder’s fee

Notes:

(1)	Issuance is for units of the Company at a price of $0.30 per unit, with each unit comprised of one Common Share and one-half of one Common Share purchase warrant with each whole warrant entitling the holder thereof to purchase one Common Share at a price of $0.55 for a period of three years.

(2)	Issuance is for units of the Company in full satisfaction of the $20,882,353 Term Loan, with each unit comprised of one Common Share and one Common Share purchase warrant with each warrant entitling the holder thereof to purchase one Common Share at a price of $0.40 for a period of three years.

(3)	These advisory services were provided in connection with the non-brokered private placement and debt conversion.

(4)	Issued in connection with the non-brokered private placement.

Convertible Securities

Date of Issuance	Security	Exercise Price per Security ($)	Number of Securities
March 18, 2025	Warrants(1)	0.55	76,666,667
March 18, 2025	Warrants(2)	0.40	69,607,843
March 18, 2025	Stock options	0.50	5,750,000
March 18, 2025	RSUs	N/A	1,250,000
March 19, 2025	RSUs	N/A	675,000
March 20, 2025	RSUs	N/A	1,250,000

Notes:

(1)	These Common Share purchase warrants were issued as part of the sale of units described in Note 1 to the table above, under the heading “Unregistered Sales of Equity Securities and Use of Proceeds – Common Shares”.

(2)	These Common Share purchase warrants were issued as part of the debt conversion described in Note 2 to the table above, under the heading “Unregistered Sales of Equity Securities and Use of Proceeds – Common Shares”.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Item 1.01	Entry into a Material Definitive Agreement

As disclosed elsewhere in this Report, on February 17, 2025, the Company and Cymbria, an affiliate of EdgePoint, entered into a debt settlement agreement (the “Debt Settlement Agreement”) pursuant to which the parties agreed to the Debt Conversion, whereby the Company agreed to issue to Cymbria an aggregate of 69,607,843 Settlement Units at a deemed issue price of $0.30 in full satisfaction of the $20,882,353 principal amount outstanding under the Term Loan previously advanced by Cymbria to the Company, with the accrued interest to be settled in cash. Each Settlement Unit consists of one Common Share and one Settlement Warrant. Each Settlement Warrant entitles the holder to acquire one additional Common Share at a price of $0.40 per Common Share for a period of 36 months following the date of issuance. The Debt Conversion closed on March 18, 2025. If, at any time prior to the expiry date, the volume-weighted average trading price of the Common Shares is at least $2.00 per Common Share for a period of 20 trading days, the Company may, at its option, accelerate the expiry date with 30 days’ notice to the Settlement Warrant holders.

The foregoing description of the Debt Settlement Agreement is qualified in its entirety by reference to the full text of the Debt Settlement Agreement, which is attached as Exhibit 10.1 to this Report and is incorporated by reference herein.

The Investor Rights Agreement previously entered into between the Company and EdgePoint was amended upon the closing of the Debt Conversion (the “Investor Rights Agreement”) including to increase EdgePoint’s director nomination right from one director of the Company to two directors and to provide EdgePoint with certain information and registration rights, provided in each case that EdgePoint meets certain equity ownership thresholds and satisfies certain other conditions, and a “right to place” securities proposed to be sold by EdgePoint in favor of the Company in certain circumstances.

The foregoing description of the Investor Rights Agreement is qualified in its entirety by reference to the full text of the Investor Rights Agreement, which is attached as Exhibit 10.3 to this Report and is incorporated by reference herein.

All securities issued under the Debt Conversion are subject to a hold period of four months plus one day from the date of issuance in accordance with applicable Canadian securities laws and the policies of the Exchange.

On March 18, 2025, the Company closed the Private Placement. The Private Placement consisted of issuing 153,333,334 Private Placement Units of the Company at a price of $0.30 per Private Placement Unit for aggregate gross proceeds of $46,000,000. Each Private Placement Unit consists of one Common Share of the Company and one-half of one Private Placement Warrant of the Company. Each Private Placement Warrant entitles the holder to acquire one additional Common Share at a price of $0.55 per share until March 18, 2028.

In connection with the above transactions, the Company issued: (i) 4,000,000 Common Shares to TriView for its services as finder; (ii) 9,000,000 Common Shares to Fiore and 3,750,000 Common Shares to Bowering for certain advisory services; and (iii) 3,586,709 Common Shares to a financial advisor for financial advisory services.

Item 3.02	Unregistered Sales of Equity Securities

The information set forth under Item 1.01 is incorporated herein by reference to the extent responsive to Item 3.02. The securities issued were not registered under the Securities Act, and were issued in reliance on the exemption from registration pursuant to Section 4(a)(2), Regulation S or Rule 506 thereunder.

The information set forth under Part II, Item 2 of this Report is also incorporated by reference herein.

Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On March 20, 2025 Morgan Lekstrom, age 40, was appointed as the Company’s Chief Executive Officer and a director. There are no arrangements or understandings between Mr. Lekstrom and any other person pursuant to which Mr. Lekstrom was selected as Chief Executive Officer.

Mr. Lekstrom has over 17 years of experience in the mining industry, with a diverse background in executive and project management, operations, and engineering. He has an established track record of delivering successes, including most recently, the successful building of NexGold Mining Corp, creating a near term development company with a clear path to building two new Canadian gold mines. This was accomplished through deleveraging and restructuring debt, setting a new strategic direction for the company through multiple back-to-back mergers/acquisitions of Blackwolf Copper and Gold Ltd. and Treasury Metals Inc., and then Signal Gold Inc. in 2024.

He has also held senior technical roles with experience at Freeport McMoran’s Grasberg site in Indonesia and Rio Tinto’s Oyu Tolgoi Project in Mongolia. He has direct African experience though his role with Golden Star Resources in supporting the redevelopment of an underground mine in Ghana, West Africa. Mr. Lekstrom has also served as engineering manager at Sabina Gold & Silver Corp., where he was responsible for the first phases of execution at the Back River Marine Laydown Project.

Mr. Lekstrom currently serves as a director of NexGold Mining Corp.

Mr. Lekstrom’s employment agreement provides for an annual rate of base salary equal to $395,000.

If Mr. Lekstrom’s employment is terminated by Mr. Lekstrom himself for good reason or by the Company without cause, in each case as set out and defined in the employment agreement (other than on account of Mr. Lekstrom’s death or Permanent Disability) in either case within 18 months following a Change of Control of PREM, on such termination date, he shall be entitled to: (i) a lump sum payment in lieu of notice equal to 1.5 times the sum of Mr. Lekstrom’s base salary plus Mr. Lekstrom’s target performance bonus, as set out and defined in the employment agreement, in addition to any other payments owed to Mr. Lekstrom, as well as the continuation of medical, dental and pension benefits for a period of 18 months; and (ii) any securities convertible into or exchangeable for securities or shares of the Company or any affiliate or any other equity linked entitlements related to the Common Shares shall be accelerated so that such rights become immediately exercisable for a period of 180 days after such termination date. If Mr. Lekstrom’s employment is terminated other than within 18 months following a Change of Control of PREM, he shall be entitled to receive his base salary plus performance bonus on the basis of either: (i) 12 months if his employment is terminated on or before September 20, 2026 and 18 months if terminated after September 20, 2026.

The estimated payment under Mr. Lekstrom’s employment agreement resulting from a change of control is $1,185,000. The estimated payment under Mr. Lekstrom’s employment agreement resulting from a termination without cause is $790,000.

On March 25, 2025, Chris Leavy was appointed to the Board of Directors. On April 24, 2025, the Company appointed Andre van Niekerk to the Board of Directors of the Company. Mr. Leavy and Mr. van Niekerk will be compensated in accordance with the Company’s standard compensation policy, as may be amended from time to time, for its non-employee directors. There were no arrangements or understandings between either Mr. Leavy or Mr. van Niekerk and any other person pursuant to which either was selected as a director.

On March 20, 2025, Paul Martin, who had been serving as Interim Chief Executive Officer transitioned from such role to Chairman of the Board. On March 25, 2025, William O’Reilly retired as a director of the Company. On April 24, 2025, Don Newberry retired as a director of the Company.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1	Debt Settlement Agreement dated February 17, 2025 between Premium Resources Ltd. and Cymbria Corporation

10.2	Form of Subscription Agreement dated March 18, 2025, used in connection with the private placement of Units by the Company

10.3	Amended and Restated Investor Rights Agreement dated March 18, 2025 between Premium Resources Ltd. and EdgePoint Investment Group Inc.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated January 10, 2025*

99.2	Press Release dated January 10, 2025*

99.3	Press Release dated January 27, 2025*

99.4	Press Release dated February 18, 2025*

99.5	Press Release dated February 20, 2025*

99.6	Press Release dated March 18, 2025*

99.7	Press Release dated March 25, 2025*

99.8	Press Release dated April 10, 2025*

99.9	Press Release dated April 17, 2025*

99.10	Press Release dated April 24, 2025*

99.11	Press Release dated May 1, 2025*

99.12	Press Release dated May 6, 2025*

99.13	Press Release dated May 8, 2025*

99.14	Notice of Annual General and Special Meeting of Shareholders and Management Information Circular dated April 28, 2025*

99.15	Form of Proxy for use in connection with the Annual General and Special Meeting of Shareholders to be held on June 3, 2025*

99.16	Request Form for Financial Statements and MD&A accompanying the notice of meeting*

101	Includes the following financial and related information from Premium Resources Ltd.’s Quarterly Report on Form 10-Q as of and for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) Unaudited Condensed Interim Consolidated Balance Sheets, (2) Unaudited Condensed Interim Consolidated Statements of Operations and Comprehensive Loss, (3) Unaudited Condensed Interim Consolidated Statements of Changes in Shareholders’ (Deficiency) Equity, (4) Unaudited Condensed Interim Consolidated Statements of Cash Flows, and (5) Notes to the Unaudited Condensed Interim Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL

*Furnished herewith.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2025	PREMIUM RESOURCES LTD. (Registrant)

	By:	/s/ Morgan Lekstrom
	Name:	Morgan Lekstrom
	Title:	Chief Executive Officer (principal executive officer)

	By:	/s/ Peter Rawlins
	Name:	Peter Rawlins
	Title:	Chief Financial Officer (principal financial officer)

