Form 10-Q
period 2025-06-30
NexMetals Mining Corp.
filed 2025-08-13
CIK 795800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-42750

NEXMETALS MINING CORP.

(Exact name of registrant as specified in its charter)

Province of Ontario, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 3400, One First Canadian Place, P.O. Box 130, Toronto, Ontario, Canada	M5X 1A4
(Address of principal executive offices)	(Zip Code)

(604) 770-4334

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value	NEXM	The Nasdaq Stock Market LLC

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

As of August 13, 2025, there were 21,451,442 Common Shares issued and outstanding.

PART I - FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) for NexMetals Mining Corp. (the “Company” or “NEXM”) contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Risk Factors” in Part I, Item 1A of this Report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date hereof. You should read this Report and the documents that we have filed as exhibits to this Report completely and with the understanding that our actual future results may be materially different from what we expect.

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

Unless otherwise indicated, all references to “$”, “C$” and “dollars” in this Report refer to Canadian dollars, references to “US$” in this Report refer to United States dollars and references to “BWP” in this Report refer to Botswanan pula. On June 30, 2025, the daily exchange rate: (i) for one United States dollar expressed in Canadian dollars was US$1.00 = C$1.3643 (or C$1.00 = US$0.7330); (ii) for one Botswanan pula expressed in Canadian dollars was BWP 1.00 = C$0.1012 (or C$1.00 = BWP 9.8814); and (iii) for one Botswanan pula expressed in United States dollars was BWP 1.00 = US$0.0737 (or US$1.00 = BWP 13.5685). “This quarter” or “the quarter” means the second quarter (“Q2”) of 2025.

Item 1. Financial Statements

(Formerly Premium Resources Ltd.)

Unaudited Condensed interim Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

In accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and stated in Canadian dollars, unless otherwise indicated

INDEX

●	Unaudited Condensed Interim Consolidated Financial Statements
●	Unaudited Condensed Interim Consolidated Balance Sheets
●	Unaudited Condensed Interim Consolidated Statements of Operations and Comprehensive Loss
●	Unaudited Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity (Deficiency)
●	Unaudited Condensed Interim Consolidated Statements of Cash Flows
●	Notes to the Unaudited Condensed Interim Consolidated Financial Statements

Unaudited Condensed Interim Consolidated Balance Sheets

(Expressed in Canadian dollars)

		As at
	Notes	June 30, 2025 $	December 31, 2024 $
ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	26,463,957	6,105,933
Prepaid expenses		1,471,657	540,288
Other receivables	4	1,435,756	972,022
TOTAL CURRENT ASSETS		29,371,370	7,618,243

NON-CURRENT ASSETS
Exploration and evaluation assets	5	8,794,678	8,846,821
Property, plant and equipment	6	8,887,826	8,488,405
TOTAL NON-CURRENT ASSETS		17,682,504	17,335,226
TOTAL ASSETS		47,053,874	24,953,469

LIABILITIES
CURRENT LIABILITIES
Trade payables and accrued liabilities – current	7	4,812,152	3,893,216
Vehicle financing – current		180,949	136,935
DSU liability – current	10(c)	502,929	177,602
TOTAL CURRENT LIABILITIES		5,496,030	4,207,753

NON-CURRENT LIABILITIES
Trade payables and accrued liabilities – non-current	7	292,182	584,364
Provision for leave and severance		1,181,049	1,001,936
Vehicle financing – non-current		161,762	109,202
Term Loan	8	-	18,983,212
NSR option liability	9	2,750,000	2,750,000
DSU liability – non-current	10(c)	617,224	764,062
TOTAL NON-CURRENT LIABILITIES		5,002,217	24,192,776
TOTAL LIABILITIES		10,498,247	28,400,529

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Common Shares (no par value, unlimited Common Shares authorized; 21,449,318 issued and outstanding) (December 31, 2024 – 9,285,424)	10	-	-
Preferred shares	10	31,516	31,516
Additional paid-in capital		215,735,416	145,025,333
Deficit		(177,304,175)	(146,987,099)
Accumulated other comprehensive loss		(1,907,130)	(1,516,810)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIENCY)		36,555,627	(3,447,060)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)		47,053,874	24,953,469
Nature of Operations and Going Concern (Note 1)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Approved by the Board of Directors on August 13, 2025.

“signed” Morgan Lekstrom Director and Chief Executive Officer	“signed” Jason LeBlanc Director

Unaudited Condensed Interim Consolidated Statements of Operations and Comprehensive Loss

(Expressed in Canadian dollars)

		Three months ended June 30,		Six months ended June 30,
		2025	2024	2025	2024
	Notes	$	$	$	$

EXPENSES
General exploration expenses	5	10,337,096	6,594,276	16,472,873	13,308,735
Depreciation and amortization	6	431,322	369,674	1,067,150	733,902
General and administrative expenses	15	1,915,022	1,735,268	3,575,404	2,932,968
Investor relations and communications		1,934,047	85,388	2,143,445	160,092
Director fees	10(c)	248,116	283,664	248,116	564,913
Fair value movement of DSUs	10(c)	379,759	(93,914)	368,935	(320,516)
Net foreign exchange loss		31,818	147,989	283,243	214,002
LOSS FOR THE PERIOD BEFORE OTHER ITEMS		15,277,180	9,122,345	24,159,166	17,594,096

OTHER ITEMS
Interest (income) expense, net		(188,434)	(99,498)	(252,895)	15,821
Interest expense and accretion on Term Loan	8	-	770,345	428,371	1,530,455
Loss on Term Loan extinguishment	8	-	-	5,982,434	-
NET LOSS FOR THE PERIOD		15,088,746	9,793,192	30,317,076	19,140,372

OTHER COMPREHENSIVE LOSS (INCOME)
Exchange differences on translation of foreign operations		870,068	(392,697)	390,320	(255,460)

TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		15,958,814	9,400,495	30,707,396	18,884,912

Basic and diluted loss per share		0.70	1.26	1.86	2.52
Weighted average number of Common Shares outstanding – basic and diluted		21,449,318	7,748,629	16,341,832	7,609,994

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Unaudited Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity (Deficiency)

(Expressed in Canadian dollars)

		Three months ended June 30
	Notes	Number of shares	Preferred shares $	Additional paid-in capital $	Deficit $	Accumulated other comprehensive (loss) income $	Total shareholders’ equity (deficiency) $
BALANCE, MARCH 31, 2025		21,449,318	31,516	214,806,833	(162,215,429)	(1,037,062)	51,585,858
Net loss for the period		-	-	-	(15,088,746)	-	(15,088,746)
Share-based compensation	10(c)	-	-	928,583	-	-	928,583
Exchange differences on translation of foreign operations		-	-	-	-	(870,068)	(870,068)
BALANCE, JUNE 30, 2025		21,449,318	31,516	215,735,416	(177,304,175)	(1,907,130)	36,555,627

BALANCE, MARCH 31, 2024		7,471,354	31,516	116,459,585	(113,913,996)	(1,926,224)	650,881
Net loss for the period		-	-	-	(9,793,192)	-	(9,793,192)
Share capital issued through private placement		1,814,070	-	28,760,081	-	-	28,760,081
Share issue costs		-	-	(1,734,507)	-	-	(1,734,507)
Share-based compensation		-	-	389,612	-	-	389,612
Exchange differences on translation of foreign operations		-	-	-	-	392,697	392,697
BALANCE, JUNE 30, 2024		9,285,424	31,516	143,874,771	(123,707,188)	(1,533,527)	18,665,572

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Unaudited Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity (Deficiency)…continued

(Expressed in Canadian dollars)

		Six months ended June 30
	Notes	Number of shares	Preferred shares $	Additional paid-in capital $	Deficit $	Accumulated other comprehensive (loss) income $	Total shareholders’ (deficiency) equity $
BALANCE, DECEMBER 31, 2024		9,285,424	31,516	145,025,333	(146,987,099)	(1,516,810)	(3,447,060)
Net loss for the period		-	-	-	(30,317,076)	-	(30,317,076)
Share capital issued through private placement	10(a)	8,394,953	-	49,709,891	-	-	49,709,891
Share issue costs – private placement	10(a)	-	-	(5,389,306)	-	-	(5,389,306)
Share capital issued through debt conversion	8	3,768,941	-	26,594,817	-	-	26,594,817
Share issue costs – debt conversion	8	-	-	(2,161,483)	-	-	(2,161,483)
Share-based compensation	10(c)	-	-	1,956,164	-	-	1,956,164
Exchange differences on translation of foreign operations		-	-	-	-	(390,320)	(390,320)
BALANCE, JUNE 30, 2025		21,449,318	31,516	215,735,416	(177,304,175)	(1,907,130)	36,555,627

BALANCE, DECEMBER 31, 2023		7,465,041	31,516	116,069,973	(104,566,816)	(1,788,987)	9,745,686
Net loss for the period		-	-	-	(19,140,372)	-	(19,140,372)
Share capital issued through private placement		1,814,070	-	28,760,081	-	-	28,760,081
Share issue costs		-	-	(1,734,507)	-	-	(1,734,507)
Exercise of options, net		6,313	-	-	-	-	-
Share-based compensation		-	-	779,224	-	-	779,224
Exchange differences on translation of foreign operations		-	-	-	-	255,460	255,460
BALANCE, JUNE 30, 2024		9,285,424	31,516	143,874,771	(123,707,188)	(1,533,527)	18,665,572

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Unaudited Condensed Interim Consolidated Statements of Cash Flows

(Expressed in Canadian dollars)

		Six months ended June 30,
	Notes	2025 $	2024 $
OPERATING ACTIVITIES
Net loss for the period		(30,317,076)	(19,140,372)
Adjustments to reconcile net loss to net cash used in operating activities:
DSUs granted	10(c)	-	564,913
Fair value movement of DSUs	10(c)	368,935	(320,516)
Share-based compensation	10(c)	1,956,164	779,224
Depreciation and amortization	6	1,067,150	733,902
Provision for leave and severance		179,113	259,983
Interest and accretion, net		36,464	494,849
Accrued interest on lease liability		-	90,463
Loss on Term Loan extinguishment	8	5,982,434	-
DSU redemption	10(c)	(190,446)	-
Changes in non-cash working capital
Prepaid expenses and other receivables		(1,395,103)	(134,824)
Trade payables and accrued expenses		626,754	(6,934)
Net cash used in operating activities		(21,685,611)	(16,679,312)

INVESTING ACTIVITIES
Acquisition of property, plant and equipment	6	(1,510,130)	(1,120,588)
Net cash used in investing activities		(1,510,130)	(1,120,588)

FINANCING ACTIVITIES
Proceeds from issuance of units	10(a)	46,000,000	27,454,421
Share issue costs	8	(2,371,203)	(278,847)
Vehicle loan financing, net of repayments		86,349	(45,171)
Lease payments		-	(452,972)
Net cash provided by financing activities		43,715,146	26,677,431

Effect of exchange rate changes on cash and cash equivalents		(161,381)	(41,642)
Change in cash and cash equivalents for the period		20,358,024	8,835,889
Cash and cash equivalents at the beginning of the period		6,105,933	19,245,628
Cash and cash equivalents at the end of the period		26,463,957	28,081,517

Supplemental cash flow information
Income taxes paid		-	-
Interest paid		291,873	1,135,919

See Note 8 and 10(a) for noncash Financing Activities.

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Expressed in Canadian dollars)

1. NATURE OF OPERATIONS AND GOING CONCERN

a) Nature of Operations

NexMetals Mining Corp. and its wholly-owned subsidiaries’ (collectively, the “Company” or “NEXM” and formerly Premium Resources Ltd.) principal business activity is the exploration and evaluation of the Selebi and Selebi North nickel-copper-cobalt (“Ni-Cu-Co”) mines in Botswana and related infrastructure (together, the “Selebi Mines”), as well as the nickel, copper, cobalt, platinum-group elements (“Ni-Cu-Co-PGE”) Selkirk mine in Botswana, together with associated infrastructure and four surrounding prospecting licences (collectively, the “Selkirk Mine” and together with the Selebi Mines, the “Mines”).

The common shares of NEXM (“Common Shares”) are listed and posted for trading on the Nasdaq Capital Market (the “Nasdaq”) and on the TSX Venture Exchange (the “TSXV”) under the symbol “NEXM”. Prior to June 11, 2025, the Company traded on the TSXV under its previous name and symbol, Premium Resources Ltd. and “PREM”, respectively. The Company’s head and registered office is located at One First Canadian Place, 100 King Street West, Suite 3400, Toronto, Ontario, Canada M5X 1A4.

b) Share Consolidation

On June 20, 2025, the Company consolidated its Common Shares on the basis of twenty (20) pre-consolidated shares for every one (1) post-consolidation share (the “Share Consolidation”). No fractional shares were issued in connection with the Share Consolidation. All fractional shares created by the Share Consolidation were rounded to the nearest whole number of Common Shares, with any fractional interest representing one-half (1/2) or more Common Shares entitling holders thereof to receive one whole Common Share.

As a result of the Share Consolidation, the number of Common Shares issuable upon exercise of warrants has been adjusted in accordance with the applicable warrant terms, such that each warrant now entitles the holder to receive one post-consolidation Common Share for every twenty Common Shares previously issuable, at a proportionally adjusted exercise price. The total number of warrants outstanding was not affected by the Consolidation. For comparative and presentation purposes, all warrant figures presented herein, including the number of warrants outstanding and the number of Common Shares issuable upon exercise, are presented on a post-consolidation basis.

The exercise price, number of Options outstanding, and number of Common Shares issuable upon the exercise of outstanding Options presented in these financial statements were proportionately adjusted to reflect the Share Consolidation. Further, the number of restricted share units and deferred share units, and number of Common Shares issuable upon the vesting of restricted share units presented in these financial statements were also proportionately adjusted to reflect the Share Consolidation. All information respecting outstanding Common Shares and other securities of the Company, including basic and diluted loss per share, in the current and comparative periods presented herein give effect to the Share Consolidation.

c) Going Concern

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

These unaudited condensed interim consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. The ability of the Company to continue operations as a going concern is ultimately dependent upon achieving profitable operations and its ability to obtain adequate financing. The Company incurred a net loss of $15,088,746 and $30,317,076 for the three and six months ended June 30, 2025, respectively. To date, the Company has not generated profitable operations from its resource activities and will need to invest additional funds in carrying out its planned evaluation, development and operational activities.

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

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Expressed in Canadian dollars)

The properties in which the Company currently has an interest are in pre-revenue stage. As such, the Company is dependent on external financing to fund its activities. In order to carry out the planned activities and cover administrative costs, the Company will use its existing working capital and raise additional amounts as needed. Further, the second instalment under the Selebi APA (defined in Note 5) of $34,107,500 (US$25,000,000) is due January 31, 2026, which may require the Company to raise additional funding as the Company does not currently have sufficient funds to meet this obligation.

On March 18, 2025, the Company closed a significant refinancing (Note 8 and Note 10(a)). While this transaction will provide sufficient capital for the Company to fund operations in the near term, the Company will need further funding to support advancement of the Selebi Mines and the Selkirk Mine toward the development stage.

Although the Company has been successful in its past fundraising activities, there is no assurance as to the success of future fundraising efforts or as to the sufficiency of funds raised in the future.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(a) Statement of Compliance

These unaudited condensed interim consolidated financial statements reflect the accounts of the Company and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions in Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”).

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

The accompanying unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2024. The interim period results do not necessary indicate the results that may be expected for any other interim period or for the full fiscal year.

(b) Basis of Preparation

These unaudited condensed interim consolidated financial statements have been prepared under the historical cost convention, modified by the revaluation of any financial assets and financial liabilities where applicable. The preparation of these unaudited condensed interim consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company as of June 30, 2025, and through the date of this report filing.

Operating segments are reported in a manner consistent with the internal reporting provided to executive management. The Company determined that it has one reportable operating segment being that of the acquisition, exploration and evaluation of mineral properties in three geographic segments, which are Canada, Barbados and Botswana (Note 13).

The Company’s presentation currency is Canadian dollars. Reference herein of $ or CAD is to Canadian dollars, US$ or USD is to United States dollars, and BWP is to Botswana pula.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Expressed in Canadian dollars)

The significant accounting policies used in the preparation of these unaudited condensed interim consolidated financial statements are consistent with those used in the preparation of the audited annual consolidated financial statements for the year ended December 31, 2024. Except as described in Note 2(e) and (f), there were no changes in significant accounting policies during the three and six months ended June 30, 2025.

(c) Reclassification

Certain comparative figures on the unaudited condensed interim consolidated balance sheets, unaudited condensed interim consolidated statements of operations and comprehensive loss, unaudited condensed interim consolidated statements of cash flows, and the notes to the unaudited condensed interim consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on net loss or shareholders’ equity as previously reported. For the three and six months ended June 30, 2024, an adjustment has been made to reduce share-based compensation by $389,612 and $779,224, respectively, on the face of the unaudited condensed interim consolidated statement of operations and comprehensive loss, and to increase general and administrative expenses by $266,785 and $533,573, respectively, and to increase general exploration expenses by $122,827 and $245,651, respectively. For the three and six months ended June 30, 2024, general and administrative expenses were reduced by $1,009,074 and $1,943,414, respectively, with an increase to general exploration expenses of $923,686 and $1,783,322, respectively, and an increase to investor relations and communications of $85,388 and $160,092, respectively. For the three and six months ended June 30, 2024, operating cash outflows attributable to the purchase of spares of $25,505 and $992,311, respectively, were reclassified to investing cash outflows. Trade payables and accruals of $584,364 were reclassified from current to non-current for the year ended December 31, 2024.

(d) Basis of Consolidation

These unaudited condensed interim consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries as summarized in the table below. All intercompany transactions, balances, income and expenses are eliminated upon consolidation.

Name of Entity	Place of Incorporation	Percentage Ownership	Functional Currency

NexMetals Mining Corp.	Ontario, Canada		CAD
NAN Exploration Inc.	Ontario, Canada	100	CAD
PNR Amalco Ltd.	Ontario, Canada	100	CAD
Premium Resources International Ltd.	Barbados	100	USD
Premium Resources Selkirk (Barbados) Limited	Barbados	100	USD
Premium Resources Selebi (Barbados) Limited	Barbados	100	USD
Premium Nickel Group Proprietary Limited	Botswana	100	BWP
Premium Nickel Resources Proprietary Limited	Botswana	100	BWP

(e) Debt Extinguishment

Upon the extinguishment of debt, the difference between the amount paid on extinguishment, including miscellaneous costs of reacquisition, and the net carrying amount of the debt being extinguished, being the amount due at maturity, adjusted for unamortized premiums, discounts, and costs of issuance, is recognized as a gain or loss when the debt is extinguished. The fair value of the assets transferred or the fair value of an equity interest granted is used in accounting for the settlement of the debt unless the fair value of the debt being settled is more clearly evident.

Recently Adopted Accounting Pronouncements

(f) ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The Company adopted the new standard effective January 1, 2025, and will include certain additional disclosures in the notes to its consolidated financial statements for the year ending December 31, 2025.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Expressed in Canadian dollars)

Recently Issued Accounting Pronouncements and Disclosures Not Yet Adopted

(g) ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures

In November 2024, FASB issued an Accounting Standards Update (“ASU”) which will require entities to provide disaggregated disclosure of specified categories of expenses that are included on the face of the income statement, including: purchases of inventory, employee compensation, depreciation, amortization and depletion. This ASU becomes effective January 1, 2027. The Company is assessing the impact of this ASU, and upon adoption, may be required to include certain additional disclosures in the notes to its consolidated financial statements.

3. CASH AND CASH EQUIVALENTS

A summary of the Company’s cash and cash equivalents is detailed in the table below:

	June 30, 2025 $	December 31, 2024 $

Cash	9,176,457	4,015,933
Short-term deposits	17,287,500	2,090,000
	26,463,957	6,105,933

4. OTHER RECEIVABLES

A summary of the Company’s other receivables is detailed in the table below:

	June 30, 2025 $	December 31, 2024 $

HST paid on purchases	709,403	503,235
VAT paid on purchases	592,845	468,787
Interest receivable	133,508	-
	1,435,756	972,022

5. EXPLORATION AND EVALUATION ASSETS

The exploration and evaluation assets of the Company consist of the acquisition costs of mining assets located in Botswana:

	Botswana
	Selebi $	Selkirk $	Total $

Balance, December 31, 2023	8,285,523	309,275	8,594,798
Foreign currency translation	242,955	9,068	252,023
Balance, December 31, 2024	8,528,478	318,343	8,846,821
Foreign currency translation	(50,266)	(1,877)	(52,143)
Balance, June 30, 2025	8,478,212	316,466	8,794,678

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

Pursuant to the Selebi APA, the aggregate purchase price payable to the seller for the Selebi Mines shall be the sum of $77,123,330 (US$56,750,000), which amount shall be paid in three instalments:

●	$2,086,830 (US$1,750,000) payable on the closing date. This payment has been made. The Company also made care and maintenance funding contributions in respect of the Selebi Mines from March 22, 2021 to the closing date of $6,164,688 (US$5,178,747).

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Expressed in Canadian dollars)

●	$34,107,500 (US$25,000,000) payable upon the earlier of: (a) approval by the Botswana Ministry of Mineral Resources, Green Technology and Energy Security (“MMRGTES”) of the Company’s Section 42 and Section 43 applications (for the further extension of the mining licence and conversion of the mining licence into an operating licence, respectively), and (b) January 31, 2026, the expiry date of the study phase.

●	$40,929,000 (US$30,000,000) payable on the completion of mine construction and production start-up (commissioning) by the Company on or before January 31, 2030, but not later than four years after the approval by the Minister of MMRGTES of the Company’s Section 42 and Section 43 applications.

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

In addition to the Selebi APA, the purchase of the Selebi Mines is also subject to a royalty agreement as well as a contingent consideration agreement with the liquidator. The royalty agreement consists of a net smelter returns royalty (the “Selebi NSR”) of 2% on the net value of sales of concentrate or other materials with respect to production from the Selebi mining licence, of which the Company has the right to buy-back 50% (Note 9). The contingent consideration agreement consists of two components: (i) a sliding scale payment of US$0.50/tonne of ore up to US$1.40/tonne of ore with respect to the discovery of new mineable deposits greater than 25 million tonnes of ore from a base case of 15.9 million tonnes, with a minimum grade of 2.5% nickel equivalent, accrued at the time of a decision to mine; and (ii) price participation of 15% on post-tax net earnings directly attributable to an increase of 25% or more in commodity prices, on a quarterly basis, for a period of seven years from the date of first shipment of concentrate or other materials.

The Company also negotiated a separate asset purchase agreement (the “Selkirk APA”) with the liquidator of Tati Nickel Mining Company (“TNMC”) in January 2022 to acquire the Selkirk deposit and related infrastructure formerly operated by TNMC. The transaction closed in August 2022.

The Selkirk APA does not provide for a purchase price or initial payment for the purchase of the assets. The acquisition cost of the Selkirk Mine of $327,109 (US$244,954) was the care and maintenance funding contribution from April 1, 2021, to the closing date of the Selkirk APA. The Selkirk APA provides that if the Company elects to develop the Selkirk Mine first, the payment of the second Selebi instalment of $34,107,500 (US$25,000,000) would be upon the approval by the Minister of MMRGTES of the Company’s Section 42 and Section 43 applications (for the further extension of the Selkirk mining licence and conversion of the Selkirk mining licence into an operating licence, respectively). For the third Selebi instalment of $40,929,000 (US$30,000,000), if the Selkirk Mine were to be commissioned earlier than the Selebi Mines, the payment would trigger on the Selkirk Mine’s commission date. The Selkirk APA provides for a three-year study phase expiring August 17, 2025, which can be extended for one year with written notice to the liquidator. The Company has submitted the written notice and, as of August 13, 2025, is awaiting formal acceptance by the liquidator.

In addition to the Selkirk APA, the purchase of the Selkirk Mine is also subject to a royalty agreement as well as a contingent consideration agreement with the liquidator. The royalty agreement consists of a net smelter returns royalty (the “Selkirk NSR”) of 1% on the net value of sales of concentrate or other materials with respect to production from the Selkirk mining licence, which the Company has the right to buy-back in full (Note 9). The contingent consideration agreement is on similar terms as the Selebi Mines contingent consideration.

In August 2023, the Company entered into a binding commitment letter with the liquidator of BCL to acquire a 100% interest in two additional deposits (“Phikwe South” and the “Southeast Extension”) located adjacent to and immediately north of the Selebi North shaft. The agreement has since lapsed and on August 11, 2025, the Company informed the liquidator of BCL that it would no longer be pursuing the acquisition of the Phikwe South and the Southeast Extension deposits.

Both the Selebi Mines and Selkirk Mine are subject to a royalty payable to the Botswana Government of 5% of all precious metals sales and 3% of all base metals sales.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Expressed in Canadian dollars)

General Exploration Expenses - Details of the general exploration expenses by nature are presented as follows:

	Three months ended June 30, 2025				Three months ended June 30, 2024
	Selebi $	Selkirk $	Other $	Total $	Selebi $	Selkirk $	Other $	Total $
Drilling	3,034,485	703,233	-	3,737,718	1,008,650	-	-	1,008,650
Site operations, administration, & overhead	1,362,912	344,208	113,086	1,820,206	1,274,300	101,418	47,682	1,423,400
Infrastructure & equipment maintenance	731,349	-	-	731,349	908,023	-	-	908,023
Geology	451,862	303,536	-	755,398	705,639	23,742	-	729,381
Mine development	708,170	-	-	708,170	695,663	-	-	695,663
Electricity	865,329	4,296	-	869,625	701,917	7,794	-	709,711
Engineering & technical studies	495,977	15,915	-	511,892	202,088	74,357	-	276,445
Geophysics	242,959	20,939	-	263,898	183,226	90,629	-	273,855
Freight, tools, supplies, & other consumables	392,598	76,638	-	469,236	318,143	93	-	318,236
Health & safety	127,031	3,630	-	130,661	67,164	43	-	67,207
Environmental, social & governance	86,371	-	-	86,371	60,878	-	-	60,878
Share-based compensation	121,262	131,310	-	252,572	98,261	24,566	-	122,827
Total	8,620,305	1,603,705	113,086	10,337,096	6,223,952	322,642	47,682	6,594,276

	Six months ended June 30, 2025				Six months ended June 30, 2024
	Selebi $	Selkirk $	Other $	Total $	Selebi $	Selkirk $	Other $	Total $
Drilling	3,718,577	703,233	-	4,421,810	2,559,903	-	-	2,559,903
Site operations, administration, & overhead	2,294,239	386,470	152,742	2,833,451	2,458,560	204,410	95,715	2,758,685
Infrastructure & equipment maintenance	1,442,278	-	-	1,442,278	1,778,704	-	-	1,778,704
Geology	1,019,837	330,071	-	1,349,908	1,489,126	33,297	-	1,522,423
Mine development	1,376,789	-	-	1,376,789	1,363,232	-	-	1,363,232
Electricity	1,729,242	8,652	-	1,737,894	1,373,330	15,328	-	1,388,658
Engineering & technical studies	1,338,749	27,595	-	1,366,344	264,438	124,001	-	388,439
Geophysics	469,768	20,939	-	490,707	496,364	92,837	-	589,201
Freight, tools, supplies, & other consumables	522,793	87,602	-	610,395	450,513	93	-	450,606
Health & safety	220,615	3,630	-	224,245	111,177	43	-	111,220
Environmental, social & governance	160,780	-	-	160,780	152,013	-	-	152,013
Share-based compensation	320,791	137,481	-	458,272	196,521	49,130	-	245,651
Total	14,614,458	1,705,673	152,742	16,472,873	12,693,881	519,139	95,715	13,308,735

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Expressed in Canadian dollars)

6. PROPERTY, PLANT AND EQUIPMENT

The tables below set out costs and accumulated depreciation and amortization as at June 30, 2025 and December 31, 2024:

Cost	Land and Buildings(1) $	Equipment(1) (2) $	Furniture & Fixtures $	Vehicles $	Computer & Software $	Total $
Balance – December 31, 2023	2,909,637	5,476,434	191,899	398,032	567,407	9,543,409
Additions	73,049	1,129,567	30,121	111,629	6,543	1,350,909
Foreign currency translation	86,264	(22,306)	3,857	11,561	35,317	114,693
Balance – December 31, 2024	3,068,950	6,583,695	225,877	521,222	609,267	11,009,011
Additions	-	1,312,094	2,804	191,563	3,669	1,510,130
Foreign currency translation	(18,087)	(34,325)	(1,037)	(4,013)	(3,608)	(61,070)
Balance – June 30, 2025	3,050,863	7,861,464	227,644	708,772	609,328	12,458,071

Accumulated Depreciation & Amortization	Land and Buildings(1)	Equipment(1) (2)	Furniture & Fixtures	Vehicles	Computer & Software	Total
Balance – December 31, 2023	170,256	401,409	19,079	106,083	145,948	842,775
Depreciation during the year	110,535	1,229,847	14,750	113,688	162,644	1,631,464
Foreign currency translation	2,609	13,358	750	4,581	25,069	46,367
Balance – December 31, 2024	283,400	1,644,614	34,579	224,352	333,661	2,520,606
Depreciation during the period	43,182	665,653	16,591	70,542	271,182	1,067,150
Foreign currency translation	(1,882)	(10,413)	(247)	(1,669)	(3,300)	(17,511)
Balance – June 30, 2025	324,700	2,299,854	50,923	293,225	601,543	3,570,245

Carrying Value	Land and Buildings(1)	Equipment(1) (2)	Furniture & Fixtures	Vehicles	Computer & Software	Total
Balance – December 31, 2024	2,785,550	4,939,081	191,298	296,870	275,606	8,488,405
Balance – June 30, 2025	2,726,163	5,561,610	176,721	415,547	7,785	8,887,826

Note:

(1)	Land and Buildings contains the Syringa Lodge right-of-use (“ROU”) asset and Equipment contains the drilling equipment supply agreement ROU asset. The Company obtained full title to these assets during the year ended December 31, 2024.
(2)	Included within Equipment is $945,296 related to the Selebi Hinge deep drill and other capital components that were in transit at June 30, 2025, which are currently non-depreciable.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Expressed in Canadian dollars)

7. TRADE PAYABLES AND ACCRUED LIABILITIES

A summary of trade payables and accrued liabilities is detailed in the table below:

	June 30, 2025 $	December 31, 2024 $

Amounts due to related parties (Note 11)	37,042	1,259,665
Trade payables	3,280,133	2,493,306
Accrued liabilities	1,787,159	724,609
Total	5,104,334	4,477,580
Less: current portion	4,812,152	3,893,216
Non-current portion	292,182	584,364

Included in accrued liabilities at June 30, 2025 is $876,547 due to the Company’s former Chief Executive Officer related to his retirement from the Company and is payable in equal monthly installments of $48,697 until December 31, 2026. The Company has reported $584,365 of this amount as current at June 30, 2025. For the year ended December 31, 2024, the corresponding amount of $1,168,729 was reported in amounts due to related parties, of which $584,365 was reported as current.

8. TERM LOAN

The Company had a three-year term loan (the “Term Loan”) with Cymbria Corporation (“Cymbria”), the lender and an affiliate of the Company’s largest shareholder, EdgePoint Investment Group Inc. (“EdgePoint”), in the amount of $20,882,353 which bore interest at a rate of 10% per annum and was to mature on June 28, 2026.

On March 18, 2025, the Company closed a financing transaction (the “March 2025 Financing”) which included a non-brokered private placement (Note 10(a)) and the conversion of the Term Loan to equity (the “Debt Conversion”).

The Company issued to Cymbria an aggregate of 3,480,392 units (each, a “Settlement Unit”) at a deemed issue price of $6.00 per Settlement Unit in full satisfaction of the $20,882,353 principal amount outstanding under the Term Loan. Accrued interest under the Term Loan, up to the date of the Debt Conversion, in the amount of $268,896, was settled in cash. Each Settlement Unit consisted of one Common Share of the Company and one Common Share purchase warrant (each, a “Settlement Warrant”) of the Company.

Each Settlement Warrant entitles the holder to acquire one additional Common Share of the Company at a price of $8.00 per Common Share until March 18, 2028. If, at any time prior to the expiry date, the volume-weighted average trading price of the Common Shares is at least $40.00 per Common Share for a period of 20 trading days, the Company may, at its option, accelerate the expiry date with 30 days’ notice to the Settlement Warrant holders.

The fair value of the Common Shares issued as part of the Settlement Units was estimated at $17,727,018 and was determined by applying an implied discount for lack of marketability to the market observed price on the date of issuance. The fair value of the Settlement Warrants was estimated at $7,398,104 using a Monte Carlo model. The $5,982,434 difference between the fair value of the Settlement Units issued of $25,125,122 and the carrying amount of the Term Loan of $19,142,687 was recognized as a loss in the current period.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Expressed in Canadian dollars)

The Monte Carlo model used to value the Settlement Warrants was based on the following assumptions:

Settlement Warrants
Expected dividend yield	0%
Share price	$5.00
Expected share price volatility	81.8%
Risk free interest rate	2.57%
Expected life of warrant	3 years

The volatility was determined by calculating the historical volatility of the Company’s share price over a 3-year period using daily closing prices. The formula used to compute historical volatility is the standard deviation of the logarithmic returns. The same implied discount for lack of marketability for purposes of the Common Shares valuation was also applied to the share price for the Settlement Warrants valuation.

In connection with the March 2025 Financing, the Company issued: (i) 200,000 Common Shares to TriView Capital Ltd. (“TriView”) for its services as finder; (ii) 450,000 Common Shares to Fiore Management and Advisory Corp. (“Fiore”) and 187,500 Common Shares to Bowering Projects Ltd. (“Bowering”) for certain advisory services; and (iii) 179,335 Common Shares to a financial advisor for financial advisory services. The fair value of these shares was determined to be $5,179,586. In addition to the Common Shares, the Company incurred various legal, listing and financing fees payable in cash totalling $2,371,203. Certain of these fees were allocated between the non-brokered private placement (Note 10(a)) and Debt Conversion transactions based on the value of the units issued under each transaction.

All securities issued as part of the Debt Conversion are subject to a hold period which expired July 19, 2025, with the exception of the Common Shares issued to Fiore and Bowering which have a hold period expiring March 19, 2026.

The following is a continuity of the Term Loan:

$
Term Loan balance, December 31, 2023	17,956,423
Accrued interest	2,082,530
Accretion of warrant value and transaction costs	1,026,789
Interest paid	(2,082,530)
Term Loan balance, December 31, 2024	18,983,212
Accrued interest	268,896
Accretion of warrant value and transaction costs	159,475
Interest paid	(268,896)
Debt Conversion	(19,142,687)
Term Loan balance, June 30, 2025	-

9. NSR OPTION

In 2023, Cymbria paid an aggregate of $2,750,000 (“Option Payment”) to two subsidiaries of NEXM to acquire a right to participate with such subsidiaries in the exercise of certain contractual rights. The Option Payment was allocated to PNRP and PNGP (defined below) for $2,500,000 and $250,000, respectively.

As the NSR options are exercisable entirely at the discretion of Cymbria and the underlying projects are in the exploration stage, the fair value of the call and put on the options as at June 30, 2025 and December 31, 2024 is $nil. The Option payment received in cash was recorded as a non-current liability.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Expressed in Canadian dollars)

NEXM’s indirect wholly-owned subsidiary Premium Nickel Resources Proprietary Limited (“PNRP”) acquired the Selebi Mines in January 2022 out of liquidation. Pursuant to the acquisition agreement, the liquidator retained a 2% net smelter returns royalty on the Selebi Mines. PNRP has a contractual right to repurchase one-half of the Selebi NSR at a future time on payment by PNRP to the liquidator of $27,286,000 (US$20,000,000).

PREM’s indirect wholly-owned subsidiary Premium Nickel Group Proprietary Limited (“PNGP”) acquired the Selkirk Mine in August 2022 out of liquidation. Pursuant to the acquisition agreement, the liquidator retained a 1% net smelter returns royalty on the Selkirk Mine. PNGP has a contractual right to repurchase the entirety of the Selkirk NSR at a future time on payment by PNGP to the liquidator of $2,728,600 (US$2,000,000).

Each of PNRP and PNGP has agreed to grant Cymbria, in exchange for the Option Payment, an option to participate in any such repurchase of the applicable portion of its NSR from the relevant liquidator. Cymbria will, following the exercise of its option to participate in any such repurchase, acquire a 0.5% NSR royalty on the applicable property by paying an amount equal to one half of the repurchase price payable by PNRP or PNGP pursuant to the applicable NSR, less the Option Payment paid at closing pursuant to the relevant option agreement among Cymbria and PNRP or PNGP. Cymbria also has the right: (i) at any time following the date of any buyback exercise notice from PNRP and/or PNGP and prior to the first anniversary of sale of product, to terminate the option and receive from PNRP and/or PNGP a refund of the related option price paid by Cymbria; (ii) upon receipt from PNRP and/or PNGP of any termination, settlement or waiver of the buyback right or royalty agreement and prior to the first anniversary of sale of product, to exercise the option or terminate the option, and if terminated PNRP and/or PNGP shall refund the related option price paid by Cymbria; (iii) to exercise the option and compel PNRP and/or PNGP to exercise the buyback right at any time within the first nine months immediately following the first anniversary of sale of product and not less than 60 days prior to the date of exercise of the buyback right; and (iv) to require PNRP and/or PNGP to repurchase the option from Cymbria for an amount equal to the option price at any time commencing on the first anniversary of sale of product, provided PNRP and/or PNGP have not provided a buyback exercise notice or notice of any termination, settlement or waiver of the buyback right or royalty agreement to Cymbria.

Under the NSR option purchase agreements, Cymbria could acquire a 0.5% net smelter returns royalty on the Selebi Mines and Selkirk Mine upon payment of $11,054,241 (US$8,102,500) and $1,105,424 (US$810,250), respectively.

10. SHARE CAPITAL

As disclosed in Note 1(b), the Share Consolidation has been applied retrospectively herein.

The authorized capital of the Company comprises an unlimited number of Common Shares without par value and 20,000,000 Preferred Shares, issuable in series, of which 4,000,000 are authorized to be designated as Series 1 Convertible Preferred Shares.

There are currently 118,186 Series 1 Convertible Preferred Shares outstanding, without par value, which are convertible at a ratio of 180:1, to 657 Common Shares.

a)	Common Shares Issued and Outstanding

Six months ended June 30, 2025

On March 18, 2025, the Company closed the March 2025 Financing which included a non-brokered private placement and the conversion of its $20,882,353 three-year Term Loan with Cymbria (Note 8).

The non-brokered private placement (the “Private Placement”) consisted of issuing 7,666,667 units (each, a “Private Placement Unit”) of the Company at a price of $6.00 per unit for aggregate gross proceeds of $46,000,000. Each Private Placement Unit consisted of one Common Share of the Company and one-half of one Common Share purchase warrant (each whole warrant, a “Private Placement Warrant”) of the Company. Each Private Placement Warrant entitles the holder to acquire one additional Common Share at a price of $11.00 per share until March 18, 2028.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Expressed in Canadian dollars)

In connection with the March 2025 Financing, the Company issued: (i) 200,000 Common Shares to TriView for its services as finder; (ii) 450,000 Common Shares to Fiore and 187,500 Common Shares to Bowering for certain advisory services; and (iii) 179,335 Common Shares to a financial advisor for financial advisory services. The fair value of these shares was determined to be $5,179,586. In addition to the Common Shares, the Company incurred various legal, listing and financing fees payable in cash totalling $2,371,203. Certain of these fees were allocated between the Private Placement and Debt Conversion (Note 8) transactions based on the value of the units issued under each transaction.

All securities issued as part of the Private Placement are subject to a hold period which expired July 19, 2025, with the exception of the Common Shares issued to Fiore and Bowering which have a hold period expiring March 19, 2026.

The fair value of the Common Shares issued under the Private Placement was estimated at $39,048,922 and was determined by applying an implied discount for lack of marketability to the market observed price on the date of issuance. The fair value of the Private Placements Warrants was estimated at $6,951,078 using the Black-Scholes Option Pricing Model.

The fair value of the Private Placement Warrants was calculated using the following assumptions:

Private Placement Warrants
Expected dividend yield	0%
Share price	$5.00
Expected share price volatility	81.8%
Risk free interest rate	2.57%
Expected life of warrant	3 years

The volatility was determined by calculating the historical volatility of the Company’s share price over a 3-year period using daily closing prices. The formula used to compute historical volatility is the standard deviation of the logarithmic returns. The same implied discount for lack of marketability for purposes of the Common Shares valuation was also applied to the share price for the Settlement Warrants valuation.

As at June 30, 2025, the Company had 21,449,318 Common Shares issued and outstanding (December 31, 2024 – 9,285,424).

Year ended December 31, 2024

During the year ended December 31, 2024, 6,313 Common Shares were issued for the net exercise of 13,905 options. In addition, 1,814,070 Common Shares were issued as a result of the following financing transactions:

On June 14, 2024, the Company closed the first tranche of a non-brokered private placement offering (the “June 2024 Financing”), pursuant to which the Company issued an aggregate 961,730 units of the Company (the “June 2024 Units”) at a price of $15.60 per Unit for aggregate gross proceeds of $15,002,999. Each June 2024 Unit was comprised of one Common Share and one Common Share purchase warrant of the Company (each, a “June 2024 Warrant”).

On June 21, 2024, the Company closed the second tranche of the June 2024 Financing and issued an additional 801,090 June 2024 Units at $15.60 per Unit for gross proceeds of $12,497,000.

Each June 2024 Warrant entitles the holder thereof to acquire one Common Share for a period expiring 60 months following the date of issuance (the “Expiry Date”) at a price of $22.00 per Common Share. If, at any time prior to the Expiry Date, the volume-weighted average trading price of the Common Shares is at least $40.00 per Common Share for a period of 20 trading days, the Company may, at its option, accelerate the Expiry Date with 30 days’ notice to the June 2024 Warrant holders.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Expressed in Canadian dollars)

In connection with the June 2024 Financing, the Company issued 51,250 June 2024 Units (comprised of 51,250 Common Shares and 51,250 non-transferable June 2024 Warrants) to a financial advisor.

The fair value of the June 2024 Warrants, calculated using the Monte Carlo model, was estimated at $12,533,135. Gross proceeds raised of $27,499,999 and related issuance costs of $358,746 in cash, and the value of $1,087,755 for 51,250 June 2024 Units granted to the financial advisor were allocated to the Common Shares and the June 2024 Warrants based on relative fair values. The key inputs used in the Monte-Carlo model were as follows:

	June 14, 2024	June 21, 2024
Expected dividend yield	0%	0%
Share price	$16.20	$16.80
Expected share price volatility	83.17%	83.71%
Risk free interest rate	3.23%	3.30%
Expected life of warrant	5 years	5 years

The volatility was determined by calculating the historical volatility of stock prices of the Company over a 5-year period using daily closing prices. The formula used to compute historical volatility is the standard deviation of the logarithmic returns.

b)	Warrants

The following summarizes Common Share purchase warrant activity:

	Six months ended		Year ended
	June 30, 2025		December 31, 2024
	Number Outstanding	Weighted Average Exercise Price $	Number Outstanding	Weighted Average Exercise Price $
Outstanding, beginning of the year	2,126,342	23.02	344,555	30.00
Issued	7,313,726	9.57	1,814,070	22.00
Exercised	-	-	-	-
Expired	(11,072)	(35.00)	(32,283)	(41.00)
Outstanding, end of the period	9,428,996	12.58	2,126,342	23.02

At June 30, 2025, the Company had outstanding Common Share purchase warrants exercisable to acquire Common Shares as follows:

Warrants Outstanding	Warrants Exercisable	Expiry Date	Exercise Price $	Intrinsic Value $
301,200	301,200	June 28, 2026	28.75	-
1,012,981	1,012,981	June 14, 2029	22.00	-
801,089	801,089	June 21, 2029	22.00	-
3,833,334	3,833,334	March 18, 2028	11.00	6,133,334
3,480,392	3,480,392	March 18, 2028	8.00	16,009,803
9,428,996	9,428,996			22,143,137

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Expressed in Canadian dollars)

c)	Omnibus Plan

During the second quarter of 2025, the Company adopted a new “rolling up to 10%” long-term omnibus incentive plan (the “Omnibus Plan”) which replaces the Company’s existing stock option plan, restricted share unit plan, and deferred share unit plan.

The Omnibus Plan provides for the award of Restricted Share Units (“RSUs”), Deferred Share Units (“DSUs”) and options to purchase Common Shares (“Options” and together with RSUs and DSUs, “Awards”) to directors, officers, employees and consultants upon approval by the Board of Directors. The maximum aggregate number of Common Shares issuable in respect of all past and future Awards granted or issued, at any point, shall not exceed 10% of the total number of issued and outstanding Common Shares on a non-diluted basis at such point in time, subject to certain participation limits on grants. No Award granted or issued under the Omnibus Plan, other than Options, may vest before the date that is one year following the date it is granted or issued.

Options

An Option is an Award that gives a participant the right to purchase one Common Share at a specified price. The exercise price of each Option shall not be less than the discounted market price on the grant date and as approved by the Board of Directors of the Company. The Options can be granted for a maximum term of ten years.

The following summarizes the Option activity:

	Six months ended		Year ended
	June 30, 2025		December 31, 2024
	Number Outstanding	Weighted Average Exercise Price $	Number Outstanding	Weighted Average Exercise Price $
Outstanding, beginning of the year	779,343	25.60	674,401	27.80
Granted	299,000	9.99	170,500	21.00
Exercised	-	-	(13,905)	(17.20)
Expired/cancelled	(42,920)	(17.21)	(51,653)	(40.20)
Outstanding, end of the period	1,035,423	21.44	779,343	25.60

The total intrinsic value of options exercised for the year ended December 31, 2024, was $149,405.

During the six months ended June 30, 2025, the Company granted an aggregate of 299,000 Options to employees, directors, officers and consultants with a term of five years. The Options have a weighted average exercise price of $9.99 per Common Share. Of the 299,000 stock options granted, 287,500 vest as to one-half on the date of grant and the balance on the first anniversary of the date of grant, 7,000 vested immediately on the date of grant, and 4,500 vest annually in equal thirds beginning on the date of grant.

For the three and six months ended June 30, 2025, a total of $498,099 (three months ended June 30, 2024 - $389,612) and $1,377,612 (six months ended June 30, 2024 – $779,224), respectively, was recorded as share-based compensation expense and credited to additional paid-in capital related to Options.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Expressed in Canadian dollars)

The fair value of Options granted was calculated using the Black-Scholes Option Pricing Model. The volatility was determined using the historical daily volatility over the expected life of the Options. The expected life of the Options considered the contractual term of the Options, as well as an estimate of the time to exercise. The Black-Scholes Option Pricing Model used the following assumptions:

	Six months ended	Year ended
	June 30, 2025	December 31, 2024
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%
Expected share price volatility range	76.3-78.6%	74.2-79.8%
Weighted average expected share price volatility	77.5%	75.9%
Risk free interest rate	2.54%-2.70%	2.91%-3.23%
Expected life of Options	2.5-3.5 years	2.5-3.5 years

Details of Options outstanding as at June 30, 2025, are as follows:

Options Outstanding	Options Exercisable	Expiry Date	Exercise Price $	Intrinsic Value $
12,000	12,000	August 19, 2025	9.00	43,200
160,736	160,736	January 26, 2026	7.80	771,533
21,250	21,250	February 25, 2026	32.00	-
55,335	55,335	September 29, 2026	18.20	-
49,940	49,940	October 25, 2026	40.00	-
97,499	97,499	January 20, 2027	48.00	-
169,163	56,388	August 8, 2028	35.00	-
155,500	51,833	August 14, 2029	22.00	-
15,000	10,833	December 4, 2029	9.80	30,333
287,500	143,750	March 18, 2030	10.00	373,750
11,500	8,500	April 24, 2030	9.80	23,800
1,035,423	668,064			1,242,616

RSUs

A RSU is an Award that upon settlement, entitles the recipient participant to receive one Common Share. The number, terms, and vesting conditions of RSUs awarded will be determined by the Board of Directors from time to time. The Company uses the fair value method of accounting for the recording of RSU grants, and the fair value of the RSUs was determined based on the closing price of the Company’s Common Shares on the grant date.

During the six months ended June 30, 2025, the Company granted an aggregate of 158,750 RSUs to employees, directors, officers and consultants with each RSU vesting in full on the first anniversary of the date of grant.

The following is a continuity of the RSUs which are fixed and are not subject to vesting conditions other than service:

	Six months ended		Year ended
	June 30, 2025		December 31, 2024
	Number Outstanding	Weighted Average Grant-Date Fair Value Per Award $	Number Outstanding	Weighted Average Grant-Date Fair Value Per Award $
Outstanding, beginning of the year	50,000	12.00	-	-
Granted	158,750	8.20	50,000	12.00
Outstanding, end of the period	208,750	9.00	50,000	12.00

For the three and six months ended June 30, 2025, a total of $430,484 (three months ended June 30, 2024 – $nil) and $578,552 (six months ended June 30, 2024 - $nil), respectively, was recorded as share-based compensation expense and credited to additional paid-in capital related to RSUs.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Expressed in Canadian dollars)

DSUs

DSUs are granted annually by the Board of Directors and outstanding DSUs are settled in cash upon redemption. The number and vesting conditions of DSUs awarded will be determined by the Board of Directors from time to time. Each director may elect to receive any part or all of their director fees in DSUs.

The DSUs credited to the account of a director may only be redeemed following the date upon which the holder ceases to be a director but prior to the end of the calendar year following the year in which the holder ceases to be a director.

The following is a continuity of the DSUs:

	Number of Awards	Price(1) $	Fair Value $
DSUs outstanding at December 31, 2023	36,548	24.20	884,481
Granted	71,688	14.24	1,020,523
Fair value adjustment			(963,340)
DSUs outstanding at December 31, 2024	108,236	8.70	941,664
Redeemed	(19,335)	9.85	(190,446)
Fair value adjustment			368,935
DSUs outstanding at June 30, 2025	88,901	12.60	1,120,153
Less: current portion	39,915	12.60	502,929
Non-current portion	48,986	12.60	617,224

Note:

(1)	For DSUs granted and outstanding, price represents the closing price of the Company’s Common Shares on the grant date and balance sheet date, respectively. For DSUs redeemed, price represents the volume weighted average price on the TSXV for the last five trading days immediately preceding the redemption date.

During the six months ended June 30, 2025, the Company did not grant DSUs. During the three and six months ended June 30, 2025, the Company recorded a fair value adjustment gain of $379,759 and $368,935, respectively, on the outstanding DSUs. During the three and six months ended June 30, 2024, the DSU compensation, net of fair value adjustments, was $189,750 and $244,397, respectively.

The DSUs are classified as a derivative financial liability measured at fair value, with changes in fair value recorded in profit or loss. The fair value of the DSUs was determined based on the closing price of the Company’s Common Shares on the respective balance sheet date. As at June 30, 2025, the Company reassessed the fair value of the DSUs at $1,120,153 and recorded the amount as a DSU liability (December 31, 2024 - $941,664).

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Expressed in Canadian dollars)

11. RELATED PARTY TRANSACTIONS

The following amounts due to related parties are included in trade payables and accrued liabilities (Note 7).

	June 30, 2025 $	December 31, 2024 $

Directors and officers of the Company	37,042	1,259,665
	37,042	1,259,665

Included in the amounts due to related parties at December 31, 2024, is $1,168,729 due to the Company’s former Chief Executive Officer related to his retirement from the Company and is payable in equal monthly installments of $48,697 until December 31, 2026. The former Chief Executive Officer was not considered a related party at June 30, 2025.

These amounts are unsecured, non-interest bearing and have 30-day fixed terms of repayment with the exception of the retirement payment, as noted above.

(a)	Related party transactions

During 2024, EdgePoint and its affiliates, related parties of the Company, subscribed for 384,615 June 2024 Units as part of the June 2024 Financing. As of December 31, 2024, EdgePoint and its affiliates beneficially owned 1,191,661 Common Shares and 685,815 warrants, representing approximately 12.8% of the issued and outstanding Common Shares (approximately 18.8% on a partially-diluted basis assuming the exercise of all warrants held by EdgePoint).

On March 18, 2025, the Company closed the March 2025 Financing which included the conversion of its Term Loan held by EdgePoint and its affiliates to equity (Note 8). The Company issued to EdgePoint and its affiliates an aggregate of 3,480,392 Settlement Units. As of June 30, 2025, EdgePoint and its affiliates beneficially owned an aggregate of 4,672,053 Common Shares and 4,166,207 warrants, representing approximately 21.8% of the outstanding Common Shares (approximately 34.5% on a partially-diluted basis assuming the exercise of all warrants held by EdgePoint).

In connection with the Private Placement (Note 10(a)), certain insiders of the Company subscribed for an aggregate of 196,833 Private Placement Units for gross proceeds of $1,181,000.

For the three and six months ended June 30, 2025, the Company paid interest of $nil (three months ended June 30, 2024 - $519,206) and $268,896 (six months ended June 30, 2024 - $1,038,412), respectively, to Cymbria. For the three and six months ended June 30, 2025, the Company recognized a loss on the Debt Conversion of $nil (three months ended June 30, 2024 - $nil) and $5,982,434 (six months ended June 30, 2024 - $nil), respectively.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Expressed in Canadian dollars)

(b)	Key management personnel are defined as members of the Board of Directors and certain senior management.

Key management compensation was related to the following:

	Three months ended June 30,		Six months ended June 30,
	2025 $	2024 $	2025 $	2024 $
Salaries and management fees	264,405	235,691	460,509	492,182
Site operations and administration	408,543	596,559	835,457	1,179,596
Director fees, net of DSU fair value movements	627,875	189,750	617,051	244,397
Share-based compensation	416,601	220,998	745,137	441,996
	1,717,424	1,242,998	2,658,154	2,358,171

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying value of cash and cash equivalents, trade payables and accrued liabilities approximate their fair value due to their short-term nature and therefore have been excluded from the table below. A summary of the carrying value and fair value of other financial instruments were as follows:

		June 30, 2025		December 31, 2024
	Classification	Carrying Value $	Fair Value $	Carrying Value $	Fair Value $
DSU liability	Level 1	1,120,153	1,120,153	941,664	941,664
Vehicle financing	Level 2	342,711	342,711	246,137	246,137
Term loan	Level 3	-	-	18,983,212	20,862,478
NSR option liability	Level 2	2,750,000	2,750,000	2,750,000	2,750,000

DSU liability – the fair value of the DSUs is measured using the closing price of the Company’s Common Shares at the end of each reporting period.

Vehicle financing – the fair values approximate carrying values as the interest rates are comparable to current market rates.

Term loan – the term loan was carried at amortized cost. The fair value measurement of the term loan was based on an income approach.

NSR option liability – The fair value of the NSR options is determined using a valuation model that incorporates such factors as discounted cash flow projections, metal price volatility, and risk-free interest rate. As the NSR options are exercisable entirely at the discretion of Cymbria and the underlying projects are in the exploration stage, the fair value of the call and put on the options as at June 30, 2025 and December 31, 2024 is $nil.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Expressed in Canadian dollars)

13. SEGMENTED INFORMATION

The Company has identified its Chief Executive Officer as its Chief Operating Decision Maker (“CODM”). The CODM evaluates the Company’s performance and segmented results based on Loss for the Period Before Other Items. The significant segment expenses reviewed by the CODM are consistent with the expense line items presented in Loss for the Period Before Other Items in the Company’s unaudited condensed interim consolidated statements of operations and comprehensive loss. The CODM uses Loss for the Period Before Other Items to assess segment performance against the Company’s planned results, and to allocate capital investment.

The Company operates in one reportable operating segment being that of the acquisition, exploration and evaluation of mineral properties in three geographic segments, being Botswana, Barbados and Canada. The Company’s geographic segments are as follows:

	June 30, 2025 $	December 31, 2024 $
Current assets
Canada	19,907,057	4,066,121
Barbados	5,314,105	89,446
Botswana	4,150,208	3,462,676
Total	29,371,370	7,618,243

Exploration and evaluation assets
Botswana	8,794,678	8,846,821
Property, plant and equipment
Botswana	8,887,826	8,488,405

14. CONTINGENT LIABILITIES

There are no environmental liabilities associated with the Mines as at the acquisition dates as all liabilities incurred prior to the acquisitions are the responsibility of the sellers, BCL and TNMC. The Company has an obligation for the rehabilitation costs arising subsequent to the acquisitions. As of June 30, 2025, there were no material rehabilitation costs for which the Company expects to incur, and management is not aware of or anticipating any contingent liabilities that could impact the financial position or performance of the Company related to its exploration and evaluation assets.

15. GENERAL AND ADMINISTRATIVE EXPENSES

Details of the general and administrative expenses are presented in the following table:

	Three months ended June 30,		Six months ended June 30,
	2025 $	2024 $	2025 $	2024 $
Advisory and consultancy	45,182	112,586	56,671	172,448
Filing fees	59,079	246,747	92,074	270,702
General office expenses	104,127	94,376	136,142	187,578
Insurance	76,872	85,176	153,350	170,356
Professional fees	465,091	426,150	730,604	561,630
Salaries and management fees	488,660	503,448	908,671	1,036,681
Share-based compensation	676,011	266,785	1,497,892	533,573
Total	1,915,022	1,735,268	3,575,404	2,932,968

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (this “MD&A”) of our financial condition and results of operation should be read in conjunction with the unaudited condensed interim consolidated financial statements of the Company and accompanying notes thereto for the quarters ended June 30, 2025 and 2024 (the “Quarterly Financial Statements”) appearing elsewhere in this Report. This discussion and analysis below includes forward-looking statements within the meaning of applicable securities laws that are subject to risks, uncertainties and other factors described in the “Risk Factors” section in Part I, Item 1A of this Report that could cause actual results to differ materially from those anticipated in these forward-looking statements as a result of various factors. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. We caution you to read the “Cautionary Note Regarding Forward-Looking Statements” section of this Report.

This MD&A is intended to assist the reader to assess material changes in the financial condition of the Company during the quarter ended June 30, 2025, and the results of operations of the Company for the three-month and six-month periods ended June 30, 2025 and June 30, 2024. The Quarterly Financial Statements and the financial information contained in this MD&A were prepared in accordance with US GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

In this MD&A, unless the context otherwise requires, references to “the Company” or “NEXM” refer to NexMetals Mining Corp. and its consolidated subsidiaries. All monetary amounts in the discussion are expressed in Canadian dollars unless otherwise indicated.

Company Overview

NEXM is a mineral exploration and development company focused on the discovery and advancement of high-quality nickel-copper-cobalt-platinum group elements (“Ni-Cu-Co-PGE”) resources. The principal assets of the Company are the Selebi Main and Selebi North nickel-copper-cobalt (“Ni-Cu-Co”) mines in Botswana and related infrastructure (together, the “Selebi Mines”), as well as the Ni-Cu-Co-PGE Selkirk mine in Botswana, together with associated infrastructure and four surrounding prospecting licenses (collectively, the “Selkirk Mine” and together with the Selebi Mines, the “Mines”). NEXM is committed to governance through transparency, accountability, and open communication among NEXM’s team and stakeholders.

The Company’s principal business activity is the exploration and evaluation of the Mines.

The Selebi and Selkirk Mines are permitted with 10-year mining licences, granted in 2022, and renewable upon the submission of approved mine plans and other customary conditions, and benefit from significant local infrastructure. The Company’s Selebi Mines include two shafts, the Selebi Main and Selebi North shafts, and related infrastructure such as rail, power and roads.

NEXM is headquartered in Toronto, Ontario, Canada and its common shares (the “Common Shares”) are publicly traded on the Nasdaq Capital Market (the “Nasdaq”) and the TSX Venture Exchange (the “TSXV”) under the symbol “NEXM”. Prior to June 11, 2025, the Company traded on the TSXV under its previous name and symbol, Premium Resources Ltd. and PREM, respectively.

Highlights and Key Developments:

●	On January 31, 2025, the Company filed the Selkirk Mineral Resource Estimate (“MRE”) in conformance with the SEC’s Modernized Property Disclosure Requirements for Mining Registrants as described in Subpart 229.1300 of Regulation S-K, Disclosure by Registrants Engaged in Mining Operations (S-K 1300) and Item 601(b)(96) Technical Report Summary, entitled “S-K 1300 Technical Report Summary, Selkirk Nickel Project, North East District, Republic of Botswana” (the “Selkirk TRS”) and dated January 8, 2025 (with an effective date of November 1, 2024) for its Selkirk Mine. The Selkirk MRE provides a solid foundation for advancing the Selkirk deposit to an economic study.

●	On March 18, 2025, the Company closed a significant recapitalization (the “March 2025 Financing”) of the Company which included a $46.0 million non-brokered equity private placement (the “Private Placement”) and the equity conversion of its $20.9 million three-year term loan (the “Debt Conversion”) with Cymbria Corporation (“Cymbria”). The March 2025 Financing has resulted in the successful deleveraging of the Company’s balance sheet and has provided the Company with the funds necessary to advance its new strategic direction. On March 20, 2025, Morgan Lekstrom was appointed as the Company’s Chief Executive Officer. For a summary of the transactions, see “Liquidity & Capital Resources — Financings”.

●	The Company announced the following appointments to the board of directors (the “Board of Directors” or the “Board”):

○	Chris Leavy on March 25, 2025
○	André van Niekerk on April 24, 2025; and
○	Philipa Varris on July 23, 2025.

The Company also appointed Paul Martin to Chairman of the Board, previously serving as Director and Interim Chief Executive Officer, on March 20, 2025. James K. Gowans retired as Chairman of the Board but continues as a director of the Company. The Company also announced the retirements of William O’Reilly, Don Newberry, and Norman MacDonald as directors of the Company.

●	On April 10, 2025, the Company announced a new strategic direction for the Mines. The Company’s strategic direction is aimed at rapidly demonstrating the size potential of the Selebi North and Selebi Main deposits. The Company is aggressively executing a carefully designed exploration drilling program at the Selebi Mines while concurrently finalizing metallurgical work to identify the optimal mineral processing method to consider in a future economic study. In addition, the Company is advancing the Selkirk Mine through ongoing work programs focused on resource expansion and metallurgical flowsheet development. For more information relating to the planned activities, see “Exploration and Evaluation Activities and Mineral Properties” below.

●	On June 3, 2025, shareholders approved the Company’s adoption of a new “rolling up to 10%” long-term omnibus incentive plan which replaces the Company’s existing stock option plan, restricted share unit plan, and deferred share unit plan.

●	On June 9, 2025, the Company announced that it changed its name from “Premium Resources Ltd.” to “NexMetals Mining Corp.” On June 11, 2025, the Company’s Common Shares commenced trading on the TSXV under the new name and new stock ticker symbol, “NEXM”.

●	On June 16, 2025, the Company announced the appointment of Brett MacKay as Senior Vice President & Chief Financial Officer.

●	On June 20, 2025, the Company’s Common Shares were consolidated on the basis of twenty (20) pre-consolidated shares for every one (1) post-consolidation share in connection with the Company’s listing on the Nasdaq which requires a minimum bid price of US$4.00 per share under its initial listing requirements.

●	On July 16, 2025, the Company’s Common Shares began trading on the Nasdaq under the symbol “NEXM”.

●	On July 17, 2025, the Company announced that it had received a non-binding letter of interest (“LI”) from the Export-Import Bank of the United States (“EXIM”). The LI indicates the potential for up to US $150 million in financing, with a maximum 15-year repayment tenor, to support the re-development of the Company’s Mines.

Corporate Social Responsibility

The Company is committed to conducting its business in a socially responsible and sustainable manner, with a focus on environmental stewardship, health and safety, community engagement and ethical conduct. The Company has established policies and procedures in its Code of Business Conduct and Ethics to ensure compliance with applicable laws and regulations, as well as industry standards for responsible mining. NEXM recognizes the importance of stakeholder engagement and works closely with local communities, indigenous groups and other stakeholders to ensure their concerns and perspectives are heard and addressed.

Exploration and Evaluation Activities

The following table outlines the key milestones, estimated timing and costs related to each of the Mines, based on the Company’s reasonable expectations, intended courses of action and current assumptions and judgement, with information based as of June 30, 2025.

Key Milestones for Project	Expected Timing of Completion	Anticipated Costs
Exploration and Development
Selebi Mines and Selkirk drill programs	Ongoing, costs to September 30, 2025	$3.3 million to $3.7 million
Selebi Mines underground development	Ongoing, costs to September 30, 2025	$0.6 million to $0.9 million
Capital expenditures(1)	Ongoing, costs to September 30, 2025	$0.8 million to $1.2 million
Studies & Operating Costs
Advancing project economics(2)	Ongoing, costs to September 30, 2025	$2.4 million to $2.8 million
Operating costs	Ongoing, costs to September 30, 2025	$3.6 million to $3.9 million

Notes:

(1)	Includes mobile equipment refurbishments and electrical and communications equipment in support of drill programs and underground development.
(2)	Includes advancing project economics through further metallurgical sampling and testing, evaluation of XRT (“X-ray Transmission”) pre-concentration sorting, and related flowsheet design.

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

Mineral Properties

The information that follows relating to the Selebi Mines is derived from, and in some instances is an extract from, the Selebi Technical Report Summary entitled “S-K 1300 Technical Report Summary Selebi Mines, Central District, Republic of Botswana” with an effective date of June 30, 2024 and a signature date of December 17, 2024 prepared by SLR Consulting (Canada) Ltd. (the “Selebi TRS”), prepared in compliance with the SEC’s Modernization of Property Disclosures for Mining Registrants set forth in subpart 1300 of Regulation S-K.

The information that follows relating to the Selkirk Mine is derived from, and in some instances is an extract from, the Selkirk Technical Report Summary entitled “S-K 1300 Technical Report Summary, Selkirk Nickel Project, North East District, Republic of Botswana” with an effective date of November 1, 2024 and a signature date of January 8, 2025 prepared by SLR Consulting (Canada) Ltd., prepared in compliance with the SEC’s Modernization of Property Disclosures for Mining Registrants set forth in subpart 1300 of Regulation S-K.

The qualified persons of SLR Consulting (Canada) Ltd. meet the qualifications specified under the definition of “qualified person” under Item 1300 of Regulation S-K. Portions of the following information are based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the Selebi TRS and Selkirk TRS, which have been included as Exhibit 96.1 and 96.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, respectively. In the event that we determine that any modifying factors, estimates and other scientific and technical information in the reports materially change, we may update or file a new technical report in the future. The Selebi Mines and Selkirk Mine are exploration stage properties.

Selebi Mines, Botswana

The Selebi Mines are located in Botswana approximately 150 km southeast of the city of Francistown, and 410 km northeast of the national capital Gaborone. The Selebi Mines are readily accessed via paved and gravel roads from the town of Selebi-Phikwe, located just north of the mining licence. With a population of approximately 43,000, the town is accessed via a well-maintained paved road that branches due east from the major A1 highway at the town of Serule, 57 km from the Selebi Mines.

The Selebi Mines infrastructure includes two previously operating mines, Selebi Main (#2 Shaft) and Selebi North (#4 Shaft), and associated surface infrastructure.

The Selebi Mines consist of a single mining licence covering an area of 11,504 hectares. The mining licence is centred approximately at 22°03’00”S and 27°47’00”E. Mining licence 2022/1L was granted to PNRPL on January 31, 2022, over the Selebi Mines deposits discovered under mining licence 4/72. The original licence which had been granted to BCL Limited (“BCL”) on March 7, 1972, which covered both Selebi and Phikwe project areas, was amended several times and renewed once, and was set to expire on March 6, 2022. The current mining licence is limited to the Selebi Main and Selebi North deposits and their surrounding areas, expires May 26, 2032, and excludes the Phikwe mines and associated infrastructure.

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

Selebi North

In 2023, an underground resource and exploration drilling program at Selebi North was initiated. The program was a combination of infill and exploration drilling to follow the extension of the mineralization down-dip and down-plunge. The Company reported the final assays from the 2023/2024 in-fill drill program on April 17, 2025. Supplementary infill drilling has been strategically moved into later work programs.

In March 2025, the Selebi North Underground Resource Expansion Drilling program commenced with one drill rig targeting Borehole Electromagnetic (“BHEM”) plates located down-dip and down-plunge from the N3, N2, and South Limbs. During the second quarter of 2025, drill hole SNUG-25-184 intersected mineralization in the South Limb 183 metres down-plunge from the Selebi Mines MRE, and in the N2 Limb 300 metres down-plunge of the MRE. Highlights from this hole included 13.50 metres of 3.68% CuEq1 (1.13% Cu, 1.24% Ni, 0.06% Co) in the South Limb and 6.25 metres of 2.16% CuEq1 (0.62% Cu, 0.75% Ni, 0.04% Co) in the N2 Limb. A BHEM survey completed in SNUG-25-184 revealed strong off-hole conductors, confirming the South Limb and N2 zones remain open down-plunge.

Follow-up hole SNUG-25-186 was drilled to test these conductors and intersected South Limb mineralization 132 metres down-plunge of SNUG-25-184. Highlights from this hole included 16.25 metres of 3.06% CuEq1 (1.13% Cu, 0.94% Ni). As a result, South Limb mineralization has been extended 315 metres down-plunge beyond the 2024 Selebi Mines MRE, representing an increase in the Selebi North South Limb plunge extent by 35%.

During the quarter, new mineralization was also discovered in recently completed drill hole SNUG-25-189 which includes 5.20 metres of mineralization at South Limb and 15.50 metres of mineralization at N2 Limb. Assays for SNUG-25-189 are pending.

During 2025 and up to the date of this Report, the Company has drilled approximately 5,123 metres in 8 holes as part of the Selebi North Underground Resource Expansion Drilling program. Assays for a total of approximately 38,139 metres across 86 completed holes at Selebi North have not been accounted for in the 2024 Selebi Mines MRE. All core is sampled and sent to ALS Chemex in Johannesburg for analysis. All holes are surveyed with a gyro instrument and selected holes are surveyed with BHEM geophysical tools.

Selebi Main

The Company has implemented a surface drilling program at Selebi Main to investigate BHEM responses beyond the end of several holes, interpreted to be caused by a potential third parallel mineralized horizon beneath the two known zones. The initial drill testing has been through the extension of historic drill holes, to target a large conductor interpreted to lie 150 to 200 metres beneath the Selebi Main resource. During 2025 and up to the date of this Report, the Company has extended 3 historic drillholes by approximately 768 metres. Although a thick zone of altered amphibolite host rock was intersected, no mineralization was present in the original target area. Subsequent BHEM surveys indicate that the conductor has a steeper dip than the known resources; follow-up drilling is planned. With this work, the Company is investigating the potential of a new mineralized horizon. The modeled BHEM plate is situated outside the initial Selebi Mines MRE extents.

1CuEq was calculated using the formula CuEq=Cu+2.06*Ni assuming long-term prices of US$10.50/lb Ni and US$4.75/lb Cu, and nickel and copper recoveries of 72.0% and 92.4%, respectively, derived from metallurgical studies which consider a conceptual bulk concentrate scenario.

Selebi Hinge

During the quarter, the Company commenced the surface drilling program targeting BHEM plates in the 2-kilometre gap zone between the Selebi North and Selebi Main deposits known as the “Hinge”. The program is designed to rapidly demonstrate the broader scale potential of the Selebi Mines and to further support the Company’s core thesis that these deposits are larger than previously recognized.

The two company-owned underground U5 drills were converted into surface A5 drills and commenced drilling the first two holes of the deep drilling program, with one drill testing large BHEM plates located down-plunge and down-dip from the Selebi Main mine horizon and trending toward the Selebi North deposit, and the second drill testing BHEM plates located 500 metres down-plunge and down-dip from the Selebi North deposit and trending toward Selebi Main. A large drill capable of drilling to depths of 2,500 metres (NQ core) arrived on site in July and is currently extending one of these two holes to its final target depth. To date, a total of 2,700 metres in 2 holes have been completed.

Further information on assay results can be found in the Company’s news releases which are available on the Company’s website (https://nexmetalsmining.com/) (the Company’s website is not incorporated in this Report). Assay results are publicly released as they are received and confirmed by the Company.

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

NEXM intends to use pre-concentration methods to separate the minerals from waste materials to produce a mill feed and flotation to produce a concentrate for commercial sale, or for further refining, and does not plan to restart the existing concentrator or smelter.

Metallurgical sampling and testing iterations from Selebi flotation studies are ongoing. On July 28, 2025, the Company reported initial results from its bulk test work using XRT pre-concentration sorting at the Selebi Mines. The initial results demonstrated the potential to significantly reduce the amount of waste rock being sent to the mill and enhance the head grade by over 15% from previous tests. By reducing the volume of waste into the mill, the waste volume directed to grinding and flotation circuits is substantially reduced. This is expected to have a positive impact on processing including energy, reagent and water usage, reduced downstream tailings, and lower expected operating costs. XRT pre-concentration sorting has the potential to be applied at both the Selebi Mines and Selkirk Mine.

The Company also commenced the hydrometallurgical test program during the quarter, the first phase of which will test the recoverability of Selebi concentrates.

Structural reviews are underway along with 3D modelling for the lower levels of the Selebi Mines to optimize drillhole positioning.

During the three and six months ended June 30, 2025, the Company incurred $8,620,305 (three months ended June 30, 2024 - $6,223,952) and $14,614,458 (six months ended June 30, 2024 - $12,693,881), respectively, in exploration and evaluation expenditures on the Selebi Mines. The Company incurred $8,735,401 to acquire the Selebi Mines, and has incurred a further $83,911,034 in exploration and evaluation expenditures project-to-date as at June 30, 2025.

Outlook

The Selebi North Underground Resource Expansion Drilling program is expected to continue throughout the remainder of the year for further testing of the BHEM plates. Drill hole SNUG-25-192, currently in progress, is targeting the southern strike extent between SNUG-25-184 and SNUG-25-186 to further evaluate the continuity and scale of both the South Limb and N2 mineralized systems.

The Selebi Hinge drilling offers a strategic opportunity for potential substantial resource expansion. With the pre-collaring of the holes well underway and the recent mobilization of the more powerful deep drill to extend these holes to final target depths, the Company expects to make significant progress on the program through the remainder of the year. Drilling is expected to consist of approximately 12,500 metres in 6 holes over an estimated period of 7 months.

In addition to the drilling, the Company is advancing metallurgical studies including hydrometallurgical test work. Flowsheet designs are in progress, taking into consideration the ongoing XRT pre-concentration sorting evaluations. The Company plans to continue advancing the 3D modelling work to continually optimize drill hole placement.

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

The Selkirk Mine consists of a single mining licence covering an area of 1,458 hectares (14.58 km2) and four prospecting licences covering a total of 12,670 hectares (126.7 km2). The mining licence, 2022/7L, is centred approximately at 21°19’13” S and 27°44’17” E and is held by PNGPL, a subsidiary of NEXM. The mining licence was renewed for ten years commencing on May 27, 2022, ending on May 26, 2032. The four prospecting licences (PL050/2010, PL051/2010, PL210/2010, and PL071/2011) were renewed during the first quarter of 2025 and will expire March 31, 2027.

Exploration

On January 31, 2025, the Company filed the Selkirk MRE in conformance with the SEC’s Modernized Property Disclosure Requirements for Mining Registrants as described in Subpart 229.1300 of Regulation S-K, Disclosure by Registrants Engaged in Mining Operations (S-K 1300) and Item 601(b)(96) Technical Report Summary, entitled “S-K 1300 Technical Report Summary, Selkirk Nickel Project, North East District, Republic of Botswana” and dated January 8, 2025 (with an effective date of November 1, 2024) for its Selkirk Mine.

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

The Selkirk MRE provides a solid foundation for advancing the Selkirk deposit to an economic study. It was prepared using results from 232 surface and 10 underground historical drillholes drilled between 2003 and 2016, five 2016 drillholes sampled by NEXM in 2021, and 17 historical drillholes resampled in 2024. Analytical results from NEXM re-sampling showed higher platinum group element values compared to historic results. Cobalt, a potentially valuable by-product, has not been included in the Selkirk MRE as cobalt analyses are not consistently available throughout the deposit. Planned metallurgical studies will determine payability of cobalt at the Selkirk Mine.

During the quarter, the Company commenced a 12-hole surface drilling program. The two drill rigs were focused on twinning 11 historical holes to validate legacy data and one hole to fill a gap in the resource. The surface drilling program was collecting fresh HQ-sized core to support metallurgical flowsheets, generate material for preliminary XRT pre-concentration sorting tests, and to support the potential expansion and upgrade of the resource. In July 2025, the Company commenced a 3-hole exploration program targeting untested historical Versatile Time-Domain Electromagnetic (“VTEM”) anomalies located immediately south of the Selkirk resource. The Company has completed the 12-hole surface drilling program which consisted of 3,903 metres. Up to the date of this Report, the Company has drilled 139 metres in 2 exploration holes.

The Company continued its re-sampling program of historic drill core throughout the first half of 2025, targeting both resource expansion and reclassification in an updated MRE and to obtain complete PGE analysis. An additional 34 historical holes have been identified for resampling. To date, 29 of 34 holes have been processed, relogged and resampled for a total of 8,707 metres. The 2025 program has confirmed high-grade mineralization including 8.69% CuEq2 and elevated Rhodium outside of the Selkirk MRE.

Studies

Metallurgical studies are ongoing, focused on supporting the development of a modern metallurgical flowsheet including the potential for XRT pre-concentration. Sample preparation works for separate copper and nickel concentrate testing are also underway. This work will be incorporated into an updated Mineral Resource Estimate and future economic evaluations.

During the three and six months ended June 30, 2025, the Company incurred $1,603,705 (three months ended June 30, 2024 - $322,642) and $1,705,673 (six months ended June 30, 2024 - $519,139), respectively, in exploration and evaluation expenditures on the Selkirk Mine. The Company incurred $327,109 to acquire the Selkirk Mine, and has incurred a further $4,764,175 in exploration and evaluation expenditures project-to-date as at June 30, 2025.

Outlook – Selkirk

The Company has expanded the exploration efforts to include a targeted electromagnetic (“EM”) program. With the metallurgical drilling program completed, the Company has advanced to the next phase of exploration. This next phase focuses on outlining high-grade mineralization through BHEM, the same technology used at the Selebi Mines, and drilling of untested historical VTEM anomalies located immediately south of the Selkirk resource.

The BHEM surveys were completed in July 2025 in all metallurgical holes. Two drills are currently targeting modeled VTEM conductors, previously defined by a historical 2012 heliborne geophysical survey with no indication of drill testing. These conductors are situated near known mineralization within the existing mining license and represent potential new satellite discoveries.

2 CuEq% calculated using the formula Cu% + Ni%*(55.605/53.913) + Pd g/t*(22.948/53.913) + Pt g/t*(14.891/53.913) from the Selkirk Technical Report.

Other Properties

Canadian Nickel Projects - Sudbury, Ontario

Post Creek Property

The Post Creek property is located 35 kilometres east of Sudbury in Norman, Parkin, Alymer and Rathburn townships and consists of 64 unpatented mining claim cells, covering a total area of 847 hectares held by the Company. The Company acquired the property through an option agreement in April 2010, which was subsequently amended in March 2013. As at the date of this Report, the Company holds a 100% interest in the Post Creek property and is obligated to pay advances on a net smelter return of $10,000 per annum, which will be deducted from any payments to be made under the net smelter return.

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

No exploration work was completed in the first half of 2025 on the Post Creek Property. The claims have sufficient work credits to keep them in good standing until 2030. No material expenditures or activities are contemplated on the Post Creek property at this time.

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

No exploration work was completed in the first half of 2025 on the Halcyon Property. The claims are in good standing through 2030. No material expenditures or activities are contemplated on the Halcyon property at this time.

Maniitsoq Nickel-Copper-PGM Project, Southwest Greenland

In December 2024, the Company notified the Government of Greenland that it was relinquishing its licences effective immediately. The Company is expecting final approval from authorities pending the removal of remaining structures. The Company provisioned $140,000 for the three and six months ended June 30, 2025 (three and six months ended June 30, 2024 - $nil) for the remediation work at the property.

Selected Financial Information and Financial Position

The following amounts are derived from the Company’s unaudited condensed interim consolidated financial statements prepared under US GAAP.

In Canadian dollars, except number of shares outstanding	Three months ended June 30,		Six months ended June 30,
Income Statement	2025	2024	2025	2024
Net loss	15,088,746	9,793,192	30,317,076	19,140,372
Weighted average number of Common Shares outstanding – basic and diluted	21,449,318	7,748,629	16,341,832	7,609,994
Basic and diluted loss per share	0.70	1.26	1.86	2.52

	As at
Balance Sheet	June 30, 2025	December 31, 2024
Additional paid-in capital	215,735,416	145,025,333
Common Shares outstanding	21,449,318	9,285,424
Total assets	47,053,874	24,953,469
Current liabilities	5,496,030	4,207,753

Net Loss

The net loss of $15,088,746 for the three months ended June 30, 2025 was higher by $5,295,554 compared to the prior year comparable period of $9,793,192, largely due to an increase in general exploration expenses of $3,742,820 and an increase in investor relations and communications of $1,848,659. The net loss of $30,317,076 for the six months ended June 30, 2025 was higher by $11,176,704 compared to the prior year comparable period of $19,140,372, largely due to the loss on the Term Loan extinguishment of $5,982,434, an increase in general exploration expenses of $3,164,138 and an increase in investor relations and communications of $1,983,353.

Total Assets

Total assets as at June 30, 2025 increased by $22,100,405 from the December 31, 2024 balance largely as a result of higher cash balances at June 30, 2025. In March 2025, the Company closed a Private Placement for aggregate gross proceeds of $46,000,000 (see “Liquidity & Capital Resources — Financings”).

Current Liabilities

Current liabilities as at June 30, 2025 increased by $1,288,277 from December 31, 2024 largely due to an increase in trade payables and accrued liabilities of $918,936 as the Company ramped up exploration and evaluation activities in the second quarter of 2025.

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

The following table summarizes the Company’s operations for the three- and six-month periods ended June 30, 2025 and June 30, 2024:

	Three months ended June 30,		Six months ended June 30,
	2025 $	2024 $	2025 $	2024 $

EXPENSES
General exploration expenses	10,337,096	6,594,276	16,472,873	13,308,735
Depreciation and amortization	431,322	369,674	1,067,150	733,902
General and administrative expenses	1,915,022	1,735,268	3,575,404	2,932,968
Investor relations and communications	1,934,047	85,388	2,143,445	160,092
Director fees	248,116	283,664	248,116	564,913
Fair value movement of DSUs	379,759	(93,914)	368,935	(320,516)
Net foreign exchange loss	31,818	147,989	283,243	214,002
LOSS FOR THE PERIOD BEFORE OTHER ITEMS	15,277,180	9,122,345	24,159,166	17,594,096

Interest (income) expense, net	(188,434)	(99,498)	(252,895)	15,821
Interest expense and accretion on Term Loan	-	770,345	428,371	1,530,455
Loss on Term Loan extinguishment	-	-	5,982,434	-
NET LOSS FOR THE PERIOD	15,088,746	9,793,192	30,317,076	19,140,372

●	General exploration expenses increased by $3,742,820 and $3,164,138 for the three and six months ended June 30, 2025, respectively, as the Company ramped up drilling, studies and other evaluation work during the second quarter of 2025 at both the Selebi Mines and Selkirk Mine, aimed at rapidly demonstrating the size potential of the Mines.

●	Depreciation increased by $61,648 and $333,248 for the three and six months ended June 30, 2025, respectively, due to significant property, plant and equipment acquisitions over the past twelve months. Depreciation for the six months ended June 30, 2025 also includes the acceleration of depreciation on certain software assets.

●	General and administrative expenses increased by $179,754 and $642,436 for the three and six months ended June 30, 2025, respectively, due to higher share-based compensation expense. The Company granted 287,500 Options and 158,750 RSUs in March 2025, and a further 11,500 Options in April 2025. There were no Options or RSUs granted during the prior year comparable periods.

●	Investor relations and communications increased by $1,848,659 and $1,983,353 for the three and six months ended June 30, 2025, respectively, a result of the effort to create market awareness about the Company’s new strategic direction and related activities at the Mines. The Company incurred costs attending conferences, meeting with investors and engaging investor and communication services. The increase in spend was the result of a planned expansion of additional marketing strategies in the quarter.

●	Director fees decreased by $35,548 and $316,797 for the three and six months ended June 30, 2025, respectively, primarily due to amendments to the Company’s board compensation plan in 2025 that reduced overall director remuneration. Additionally, only the cash retainer portion of the 2025 director fees has been paid to date, with the issuance of DSUs expected later in 2025.

●	Fair value movement of DSUs increased by $473,673 and $689,451 for the three and six months ended June 30, 2025, respectively, due to positive mark-to-market adjustments from the Company’s higher Common Share price.

●	Interest income and expense represents interest earned on cash and cash equivalent deposits and interest incurred on the Company’s vehicle financing and previous lease liabilities. Net interest income increased by $88,936 and $269,716 for the three and six months ended June 30, 2025, respectively. The increase was primarily driven by higher interest income from increased cash balances. In addition, interest expense was lower in 2025 as the final instalments on the drilling equipment and Syringa Lodge leases were paid in Q2 2024 and Q4 2024, respectively, eliminating related lease interest charges in the current periods.

●	Interest expense and accretion on Term Loan comprises accrued interest on the Company’s now-extinguished Term Loan (see “Liquidity & Capital Resources – Financings” below), as well as the accretion of related transaction costs and fees. The decrease of $770,345 and $1,102,084 for the three and six months ended June 30, 2025, respectively, relates to the conversion of the Term Loan to equity during the first quarter of 2025.

●	Loss on Term Loan extinguishment represents the difference between the fair value of the Settlement Units (defined in “Liquidity & Capital Resources – Financings”) issued and the carrying amount of the Term Loan on the date it was converted to equity.

Cash Flows

The following table summarizes the Company’s cash flows:

	Six months ended June 30,
	2025 $	2024 $
Cash flows
Operating activities	(21,685,611)	(16,679,312)
Investing activities	(1,510,130)	(1,120,588)
Financing activities	43,715,146	26,677,431
Increase (decrease) in cash and cash equivalents before effects of exchange rate changes	20,519,405	8,877,531
Effect of exchange rate changes on cash and cash equivalents	(161,381)	(41,642)
Change in cash and cash equivalents for the period	20,358,024	8,835,889
Cash and cash equivalents at the beginning of the period	6,105,933	19,245,628
Cash and cash equivalents at the end of the period	26,463,957	28,081,517

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 increased by $5,006,299 compared to the prior year comparable period resulting from: (i) an increase in general exploration expenses as the Company ramped up drilling, studies and other evaluation work during the second quarter of 2025 at both the Selebi Mines and Selkirk Mine; and (ii) an increase in investor relations and communications expenditures in an effort to create market awareness about the Company’s new strategic direction and related activities at the Mines.

Investing Activities

Key investing activities relate to the acquisition of property, plant and equipment. Net cash used in investing activities for the six months ended June 30, 2025 increased by $389,542 compared to the prior year comparable period. The higher spending in 2025 primarily relates to the acquisition of a deep drill for the Selebi Hinge zone, kits for converting two underground U5 drills into surface A5 drills, and light duty vehicles.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 increased by $17,037,715 compared to the prior year comparable period. The increase primarily reflects the closing of a Private Placement in March 2025 for gross proceeds of $46,000,000. In the comparative period, the Company closed a financing in June 2024 for gross proceeds of $27,454,421 (see “Liquidity and Capital Resources – Financings”).

Liquidity & Capital Resources

The Company, being in the exploration and evaluation stage, is subject to risks and challenges similar to companies in a comparable stage of exploration and evaluation. These risks include the challenges of securing adequate capital for exploration and advancement of the Company’s material projects, operational risks inherent in the mining industry, and global economic and metal price volatility. There is no assurance management will be successful in its endeavors.

The properties in which the Company currently has an interest are in the pre-revenue stage. Operating cash outflows are highly dependent upon the exploration and evaluation programs taking place at that time. As such, the Company is dependent on external financing to fund its activities and the advancement of its projects. In order to carry out the planned project advancement and cover administrative costs, the Company will need to use its existing working capital and raise additional amounts as needed. Further, the second instalment under the Selebi APA of $34,107,500 (US$25,000,000) is due January 31, 2026 (see “Contractual Obligations and Contingencies”), which may require the Company to raise additional funding as the Company does not currently have sufficient funds to meet this obligation.

As at June 30, 2025, the Company had $26,463,957 in available cash and cash equivalents (December 31, 2024 – $6,105,933), with no source of operating cash flows, nor any significant credit lines in place. As at June 30, 2025, the Company had working capital (calculated as total current assets less total current liabilities) of $23,875,340 (December 31, 2024 – $3,410,490). The increase in working capital is a result of the cash proceeds received from the Private Placement.

Financings

2025

On March 18, 2025, the Company closed a financing transaction which included a non-brokered private placement and the conversion into equity of its $20,882,353 three-year Term Loan with Cymbria, the lender and an affiliate of the Company’s largest shareholder, EdgePoint Investment Group Inc. (“EdgePoint”), which bore interest at a rate of 10% per annum.

The Company issued to Cymbria an aggregate of 3,480,392 units (each, a “Settlement Unit”) at a deemed issue price of $6.00 per Settlement Unit in full satisfaction of the $20,882,353 principal amount outstanding under the Term Loan. Accrued interest under the Term Loan, up to the date of the Debt Conversion, in the amount of $268,896 was settled in cash. Each Settlement Unit consisted of one Common Share of the Company and one Common Share purchase warrant (each, a “Settlement Warrant”) of the Company.

Each Settlement Warrant entitles the holder to acquire one additional Common Share of the Company at a price of $8.00 per Common Share until March 18, 2028. If, at any time prior to the expiry date, the volume-weighted average trading price of the Common Shares is at least $40.00 per Common Share for a period of 20 trading days, the Company may, at its option, accelerate the expiry date with 30 days’ notice to the Settlement Warrant holders.

The Private Placement consisted of issuing 7,666,667 units (each, a “Private Placement Unit”) of the Company at a price of $6.00 per unit for aggregate gross proceeds of $46,000,000. Each Private Placement Unit consisted of one Common Share of the Company and one-half of one Common Share purchase warrant (each whole warrant, a “Private Placement Warrant”) of the Company. Each Private Placement Warrant entitles the holder to acquire one additional Common Share at a price of $11.00 per share until March 18, 2028.

In connection with the March 2025 Financing, the Company issued: (i) 200,000 Common Shares to TriView Capital Ltd. (“TriView”) for its services as finder; (ii) 450,000 Common Shares to Fiore Management and Advisory Corp. (“Fiore”) and 187,500 Common Shares to Bowering Projects Ltd. (“Bowering”) for certain advisory services; and (iii) 179,335 Common Shares to a financial advisor for financial advisory services. In addition to the Common Shares, the Company incurred various legal, listing and financing fees payable in cash totalling $2,371,203.

As at June 30, 2025, the Company has expended $17,582,633 of the Private Placement net proceeds. While the Company has arranged this additional financing, the proceeds are intended for the advancement of exploration and evaluation activities at the Mines and for general corporate and working capital purposes. Subject to any changes in the Company’s operational plan, this transaction will provide the Company with the funds required to advance its planned activities and cover administrative costs into the first quarter of 2026. Therefore, the Company will need to arrange additional financing to meet its commitments under the asset purchase agreements (see “Contractual Obligations and Contingencies”).

2024

In June of 2024, the Company closed two tranches of a non-brokered private placement offering of units of the Company, pursuant to which the Company issued a total of 1,762,820 units at a price of $15.60 per unit for gross proceeds of approximately $27.5 million (the “June 2024 Financing”). Each unit was comprised of one Common Share and one Common Share purchase warrant. As at June 30, 2025, the Company has expended all the June 2024 Financing.

Although the Company has been successful in its past fundraising activities, there is no assurance as to the success of future fundraising efforts or as to the sufficiency of funds raised in the future. Factors that could affect the availability of financing include the progress and results of ongoing exploration and evaluation activities at the Mines, the state of international debt and equity markets, and investor perceptions and expectations with respect to global commodity markets. If necessary, depending on the amount of funding raised, the Company may explore opportunities to defer the timing of certain discretionary expenditures and the Company’s planned initiatives and other work programs may be postponed, or otherwise revised.

Going Concern

The ability of the Company to continue operations as a going concern is ultimately dependent upon achieving profitable operations and its ability to obtain adequate financing. The Company incurred a net loss of $15,088,746 and $30,317,076 for the three and six months ended June 30, 2025, respectively (net loss of $9,793,192 and $19,140,372 for the three and six months ended June 30, 2024, respectively). To date, the Company has not generated profitable operations from its resource activities. It is not possible to predict whether future financing efforts will be successful or if the Company will attain a profitable level of operations. These material uncertainties cast substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities, and the reported expenses and comprehensive loss that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material. In assessing whether a going concern assumption is appropriate, management considers all available information about the future, which is at least, but not limited to, twelve months from the date of this Report.

Contractual Obligations and Contingencies

As of June 30, 2025, the Company had commitments for capital expenditures over the next 12 months of $7,180 and the following other contractual obligations and commitments:

Selebi Mines

As per the Selebi APA, the aggregate purchase price payable to the seller for the Selebi Mines is the sum of US$56,750,000 which amount shall be paid in three instalments:

●	US$1,750,000 payable on the closing date. This payment has been made. The Company also made care and maintenance funding contributions in respect of the Selebi Mines from March 22, 2021, to the closing date of US$5,178,747.

●	US$25,000,000 upon the earlier of: (i) approval by the Botswana Ministry of Mineral Resources, Green Technology and Energy Security (“MMRGTES”) of the Company’s Section 42 and Section 43 applications (for the further extension of the mining licence and conversion of the mining licence into an operating licence, respectively); and (ii) January 31, 2026, the expiry date of the study phase.

●	The third instalment of US$30,000,000 is payable on the completion of mine construction and production start-up by the Company on or before January 31, 2030, but not later than four years after the approval by the Minister of MMRGTES of the Company’s Section 42 and Section 43 applications.

As per the terms and conditions of the Selebi APA, the Company has the option to cancel the second and third payments and return the Selebi Mines to the liquidator if the Company determines that the Selebi Mines are not economical. The Company also has an option to pay in advance the second and third payments if the Company determines that the Selebi Mines are economical. The Company’s accounting policy is to measure and record contingent consideration when the conditions associated with the contingency are met. As of June 30, 2025, none of the conditions of the second and third instalments have been met, hence these amounts are not accrued in the Financial Statements.

In addition to the Selebi APA, the purchase of the Selebi Mines is also subject to a royalty agreement as well as a contingent consideration agreement with the liquidator. The royalty agreement consists of a net smelter royalty (“NSR”) of 2% on the net value of sales of concentrate or other materials with respect to production from the Selebi mining licence, of which the Company has the right to buy-back 50%. The contingent consideration agreement consists of two components: (i) a sliding scale payment of US$0.50/tonne of ore up to US$1.40/tonne of ore with respect to the discovery of new mineable deposits greater than 25 million tonnes of ore from a base case of 15.9 million tonnes, with a minimum grade of 2.5% nickel equivalent, accrued at the time of a decision to mine; (ii) price participation of 15% on post-tax net earnings directly attributable to an increase of 25% or more in commodity prices, on a quarterly basis, for a period of seven years from the date of first shipment of concentrate or other materials.

Both the Selebi Mines and Selkirk Mine are subject to a royalty payable to the Botswana Government of 5% of all precious metals sales and 3% of all base metals sales.

Phikwe South and the Southeast Extension

In August 2023, the Company announced that it had entered into a binding commitment letter with the liquidator of BCL to acquire a 100% interest in two additional deposits, Phikwe South and the Southeast Extension, located adjacent to and immediately north of the Selebi North historical workings. The agreement has since lapsed and on August 11, 2025, the Company informed the liquidator of BCL that it would no longer be pursuing the acquisition of the Phikwe South and the Southeast Extension deposits.

Selkirk Mine

In regard to the Selkirk Mine, the purchase agreement does not provide for a purchase price or initial payment for the purchase of the assets. The Selkirk purchase agreement provides that if the Company elects to develop Selkirk first, the payment of the second Selebi instalment of US$25 million would be due upon the approval by the Minister of MMRGTES of the Company’s Section 42 and Section 43 applications (for the further extension of the Selkirk mining licence and conversion of the Selkirk mining licence into an operating licence, respectively). For the third Selebi instalment of US$30 million, if Selkirk were commissioned earlier than Selebi, the payment would trigger on Selkirk’s commission date. The Selkirk APA provides for a three-year study phase expiring August 17, 2025, which can be extended for one year with written notice to the liquidator. The Company has submitted the written notice and, as of August 13, 2025, is awaiting formal acceptance by the liquidator.

In addition to the Selkirk purchase agreement, the purchase of the Selkirk Mine is also subject to a royalty agreement as well as a contingent consideration agreement with the liquidator. The royalty agreement consists of an NSR of 1% on the net value of sales of concentrate or other materials with respect to production from the Selkirk mining licence, which the Company has the right to buy-back in full. The contingent consideration agreement is on similar terms as the Selebi Mines contingent consideration.

NSR Option

The Company received $2,750,000 (the “Option Payment”) from Cymbria for their right to participate in the Company’s right to repurchase one-half of the Selebi NSR and the entirety of the Selkirk NSR. Cymbria also has the right: (i) at any time following the date of any buyback exercise notice from PNRP and/or PNGP and prior to the first anniversary of sale of product, to terminate the option and receive from PNRP and/or PNGP a refund of the related option price paid by Cymbria; (ii) upon receipt from PNRP and/or PNGP of any termination, settlement or waiver of the buyback right or royalty agreement and prior to the first anniversary of sale of product, to exercise the option or terminate the option, and if terminated PNRP and/or PNGP shall refund the related option price paid by Cymbria; (iii) to exercise the option and compel PNRP and/or PNGP to exercise the buyback right at any time within the first nine months immediately following the first anniversary of sale of product and not less than 60 days prior to the date of exercise of the buyback right; and (iv) to require PNRP and/or PNGP to repurchase the option from Cymbria for an amount equal to the option price at any time commencing on the first anniversary of sale of product, provided PNRP and/or PNGP have not provided a buyback exercise notice or notice of any termination, settlement or waiver of the buyback right or royalty agreement to Cymbria.

Contingencies

There are no environmental liabilities associated with the Mines as at the acquisition dates as all liabilities incurred prior to the acquisitions are the responsibility of the sellers, BCL and Tati Nickel Mining Company (“TNMC”). The Company has an obligation for the rehabilitation costs arising subsequent to the acquisitions. As of June 30, 2025, there were no material rehabilitation costs for which the Company expects to incur, and management is not aware of or anticipating any contingent liabilities that could impact the financial position or performance of the Company related to its exploration and evaluation assets.

The Company’s exploration and evaluation assets are affected by the laws and environmental regulations that exist in the various jurisdictions in which the Company operates. It is not possible to estimate any future contingent liabilities and the impact on the Company’s operating results due to future changes in the Company’s development of its projects or future changes in such laws and environmental regulations.

Related Party Transactions

Key management personnel

Key management (defined as members of the Board of Directors and certain senior management) compensation was related to the following:

	Three months ended June 30,		Six months ended June 30,
	2025 $	2024 $	2025 $	2024 $
Salaries and management fees	264,405	235,691	460,509	492,182
Site operations and administration	408,543	596,559	835,457	1,179,596
Director fees, net of DSU fair value movements	627,875	189,750	617,051	244,397
Share-based compensation	416,601	220,998	745,137	441,996
	1,717,424	1,242,998	2,658,154	2,358,171

Other related parties

On March 18, 2025, the Company closed the March 2025 Financing which included the conversion of its Term Loan held by EdgePoint and its affiliates to equity. The Company issued to EdgePoint and its affiliates an aggregate of 3,480,392 Settlement Units. As of June 30, 2025, EdgePoint and its affiliates beneficially owned an aggregate of 4,672,053 Common Shares and 4,166,208 warrants, representing approximately 21.8% of the outstanding Common Shares (approximately 34.5% on a partially-diluted basis assuming the exercise of all warrants held by EdgePoint).

In connection with the Private Placement, certain insiders of the Company subscribed for an aggregate of 196,833 Private Placement Units for gross proceeds of $1,181,000.

During 2024, EdgePoint and its affiliates, related parties of the Company, subscribed for 384,615 units as part of the June 2024 Financing. As of December 31, 2024, EdgePoint and its affiliates beneficially owned 1,191,661 Common Shares and 685,815 warrants, representing approximately 12.8% of the issued and outstanding Common Shares (approximately 18.8% on a partially-diluted basis assuming the exercise of all warrants held by EdgePoint).

For the three and six months ended June 30, 2025, the Company paid interest of $nil (three months ended June 30, 2024 - $519,206) and $268,896 (six months ended June 30, 2024 - $1,038,412), respectively, to Cymbria Corporation. For the three and six months ended June 30, 2025, the Company recognized a loss on the Debt Conversion of $nil (three months ended June 30, 2024 - $nil) and $5,982,434 (six months ended June 30, 2024 - $nil), respectively.

Segmented Disclosure

The Company operates in one reportable operating segment, being that of the acquisition, exploration and evaluation of mineral properties, in three geographic segments, being Canada, Barbados, and Botswana. The Company’s geographic segments are as follows:

	June 30, 2025 $	December 31, 2024 $
Current assets
Canada	19,907,057	4,066,121
Barbados	5,314,105	89,446
Botswana	4,150,208	3,462,676
Total	29,371,370	7,618,243

Exploration and evaluation assets
Botswana	8,794,678	8,846,421
Property, plant and equipment
Botswana	8,887,826	8,488,405

The Company’s exploration and evaluation activities are assessed at the individual project level. The Selebi and Selkirk projects below make up the Botswana geographic segment.

	Three months ended June 30, 2025
	Selebi $	Selkirk $	Other $	Total $
Drilling	3,034,485	703,233	-	3,737,718
Site operations, administration & overhead	1,362,912	344,208	113,086	1,820,206
Infrastructure & equipment maintenance	731,349	-	-	731,349
Geology	451,862	303,536	-	755,398
Mine development	708,170	-	-	708,170
Electricity	865,329	4,296	-	869,625
Engineering & technical studies	495,977	15,915	-	511,892
Geophysics	242,959	20,939	-	263,898
Freight, tools, supplies & other consumables	392,598	76,638	-	469,236
Health & safety	127,031	3,630	-	130,661
Environmental, social & governance	86,371	-	-	86,371
Share-based compensation	121,262	131,310	-	252,572
Total	8,620,305	1,603,705	113,086	10,337,096

	Six months ended June 30, 2025
	Selebi $	Selkirk $	Other $	Total $
Drilling	3,718,577	703,233	-	4,421,810
Site operations, administration & overhead	2,294,239	386,470	152,742	2,833,451
Infrastructure & equipment maintenance	1,442,278	-	-	1,442,278
Geology	1,019,837	330,071	-	1,349,908
Mine development	1,376,789	-	-	1,376,789
Electricity	1,729,242	8,652	-	1,737,894
Engineering & technical studies	1,338,749	27,595	-	1,366,344
Geophysics	469,768	20,939	-	490,707
Freight, tools, supplies & other consumables	522,793	87,602	-	610,395
Health & safety	220,615	3,630	-	224,245
Environmental, social & governance	160,780	-	-	160,780
Share-based compensation	320,791	137,481	-	458,272
Total	14,614,458	1,705,673	152,742	16,472,873

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

The carrying value of cash and cash equivalents, trade payables and accrued liabilities approximate their fair value due to their short-term nature and therefore have been excluded from the table below. A summary of the carrying value and fair value of other financial instruments were as follows:

		June 30, 2025		December 31, 2024
	Classification	Carrying Value $	Fair Value $	Carrying Value $	Fair Value $
DSU liability	Level 1	1,120,153	1,120,153	941,664	941,664
Vehicle financing	Level 2	342,711	342,711	246,137	246,137
Term Loan	Level 3	-	-	18,983,212	20,862,478
NSR option liability	Level 2	2,750,000	2,750,000	2,750,000	2,750,000

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

NSR option liability – The fair value of the NSR options is determined using a valuation model that incorporates such factors as discounted cash flow projections, metal price volatility, and risk-free interest rate. As the NSR options are exercisable entirely at the discretion of Cymbria and the underlying projects are in the exploration stage, the fair value of the call and put on the options as at June 30, 2025 and December 31, 2024 is $nil.

The Company’s financial instruments are exposed to certain risks as discussed below:

Interest Rate Risk

The Company’s exposure to interest rate risk arises from the interest rate impact on its cash and cash equivalents and debt facilities. Interest payable on the vehicle financing is based upon a variable base rate, being the lending institution’s prime lending rate, plus a fixed rate margin.

Foreign Currency Exchange Risk

The Company primarily operates in Canada, Barbados and Botswana and undertakes transactions denominated in foreign currencies such as the US dollar and Botswana pula, and consequently is exposed to exchange rate risks. The value of cash and other financial assets and liabilities denominated in foreign currencies can fluctuate with changes in currency exchange rates. Exchange risks are managed by matching levels of foreign currency balances with the related obligations and by maintaining operating cash accounts in non-Canadian dollar currencies.

The following table illustrates the estimated impact a 5% USD and BWP change against the CAD would have on net loss before tax as a result of translating the Company’s foreign denominated financial instruments:

Currency	Change	Effect on Net Loss (Earnings) Before Tax $	Change	Effect on Net Loss (Earnings) Before Tax $
USD	+5%	(340,895)	-5%	340,895
BWP	+5%	56,906	-5%	(56,906)

Credit Risk

The Company’s credit risk is primarily associated with its cash and cash equivalents. The Company’s exposure to credit risk arises from the potential default of the counterparty to its cash and cash equivalents, and the maximum exposure is limited to the carrying value of these instruments. The Company limits exposure to credit risk on its cash and cash equivalents by holding these instruments at highly-rated financial institutions.

Liquidity Risk

Liquidity risk is the risk that the Company will encounter difficulty in meeting obligations associated with financial liabilities that are settled by delivering cash or another financial asset. The Company manages the liquidity risk inherent in these financial obligations by regularly monitoring actual cash flows against its budget, which forecasts expected cash availability to meet future obligations. The Company will defer discretionary expenditures, as required, in order to manage and conserve cash required for current liabilities.

The following table shows the Company’s undiscounted contractual obligations as at June 30, 2025:

	Less than 1 year $	1 - 2 years $	2 - 5 years $	Total $
Trade payables and accrued liabilities	4,812,152	292,182	-	5,104,334
Vehicle financing	180,949	105,480	56,282	342,711
	4,993,101	397,662	56,282	5,447,045

The DSU liability of $1,120,153 is not presented in the above liquidity analysis as management considers it not practical to allocate the amounts into maturity groupings.

The above table does not include the second instalment under the Selebi APA of $34,107,500 (US$25,000,000) which is due January 31, 2026 (see “Contractual Obligations and Contingencies”) as the liability has not yet been recognized. This instalment payment may require the Company to raise additional funding as the Company does not currently have sufficient funds to meet this obligation.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements as at June 30, 2025.

Share Capital Information

As of the date of this Report, the fully diluted share capital of the Company, including Common Shares issuable upon exercise of securities of the Company, is as follows:

Securities	Common Shares
Common Shares	21,451,442
Preferred shares(1)	657
DSUs	88,901
Warrants	9,428,996
Stock options	1,023,423
RSUs	208,750
Fully diluted share capital	32,202,169

Note:

(1)	The 118,186 outstanding preferred shares are convertible into Common Shares at a 180:1 ratio.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on the evaluation of these disclosure controls and procedures, management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We have no knowledge of any material, active, pending or threatened legal, administrative or judicial proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 1A. Risk Factors

The business of the Company being the exploration and evaluation of mineral properties in Botswana and Canada is speculative and involves a high degree of risk. These risks may have a material and adverse impact on the future operations, financial performance and condition of the Company and the value of the Common Shares. Although the Company has been successful in its past fund-raising activities, there is no assurance as to the success of future fundraising efforts or as to the sufficiency of funds raised to date or in the future.

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

I. RISKS RELATED TO EXPLORATION & EVALUATION PROJECTS

The failure of the Company to comply with all post-closing covenants, study phase requirements, and contingent milestone payments relating to the Mines could materially adversely affect the business, operations and financial conditions of the Company

In January and August of 2022, the Company closed the acquisitions of the Selebi Mines and Selkirk Mine, respectively. Pursuant to the terms of the acquisitions, the Company has to comply with certain milestone payments which, if not satisfied, will result in the Mines reverting to the liquidators. There are approximately US$55 million in contingent post-closing milestone payments due to the liquidators in connection with the Mines, with (i) US$25 million due on January 31, 2026, and (ii) another US$30 million due upon the earlier of the commissioning and start of production or four years from the mining licence renewal date for either the Selebi Mines or Selkirk Mine. Further, the Selkirk APA provides for a three-year study phase expiring August 17, 2025, which can be extended for one year with written notice to the liquidator. The Company has submitted the written notice and, as of the date of this Report, is awaiting formal acceptance by the liquidator. The failure of the Company to comply with all the post-closing covenants, study phase requirements, and contingent milestone payments relating to the Mines, if and when those milestones are achieved, could materially adversely affect the business, operations and financial conditions of the Company, including the requirement to return the Selebi Mines or Selkirk Mine to the liquidators, and impact the market price of the Common Shares.

Inherent risks associated with discovering commercially-viable deposits

The Company’s projects are in their exploration and evaluation stages. The exploration of mineral deposits involves significant financial risks over a prolonged period of time, and most exploration projects do not result in the discovery of economically-viable deposits. The commercial viability of exploiting any precious or base-metal deposit is dependent on a number of factors including infrastructure and governmental regulation, in particular those relating to environment, taxes and royalties. No assurance can be given that minerals will be discovered of sufficient quality, size and grade on any of the Company’s properties to justify a commercial operation.

Development of the Company’s properties can only occur only after obtaining satisfactory exploration results. Although the Company’s properties were past producing, there is no assurance that the Company’s mineral exploration activities will result in the confirmation of a body of commercial ore on its exploration properties. Several years or more may pass between the discovery and development of commercial mineable mineralized deposits.

Exploration projects also face significant operational risks including but not limited to an inability to obtain access rights to properties, accidents, equipment breakdowns, labour disputes (including work stoppages and strikes), the impact of health epidemics and other outbreaks of communicable diseases and other potential or unanticipated interruptions.

Inherent risks associated with the economics of developing mineral properties

Substantial expenses are required to establish and upgrade mineral resources and mineral reserves through drilling, to develop metallurgical processes to extract metal from ore, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. No assurance can be given that minerals will be discovered in sufficient quantities to justify commercial operation or that the funds required for development can be obtained on a timely basis.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond the Company’s control and many of which cannot be predicted, such as market fluctuations, the proximity and capacity of milling and smelting facilities, mineral markets and processing equipment, and such other factors as government regulations, including regulations relating to royalties, permitted production levels, importing and exporting of minerals, and environmental protection. Depending on the price of minerals produced, the Company may determine that it is impractical to commence commercial production.

Inherent risks associated with the estimation of the Company’s Mineral Resources

The Company’s Mineral Resources are estimates only and no assurance can be given that the anticipated tonnages and grades will be achieved, that the indicated level of recovery will be realized or that Mineral Resources will be upgraded to categories of greater certainty. Estimating Mineral Resources involves both objective data and subjective judgment. The accuracy of these estimates depends on the amount and quality of available information, as well as the assumptions and interpretations applied in the geological and engineering evaluations. Mineral Resource estimates are largely derived from interpretations of geological data obtained through drilling and other sampling methods. However, actual mineralization or geological structures may differ from these interpretations.

Many Mineral Resource estimate assumptions, including metal prices, grades, and recoveries are inherently uncertain and any significant change in these assumptions could result in a material downward or upward revision of current estimates. In addition, recoveries in small scale laboratory testing may be difficult to duplicate in larger scale tests under on-site conditions or sustained during production. As a result, Mineral Resources may not, or ever be, economically viable.

The Company may be unable to establish Mineral Reserves

The Company is a mineral exploration and development company that is focused on the planned redevelopment of the previously producing Mines. To that end, the Company’s properties have no established mineral reserves at this time. While the Selebi and Selkirk projects have mineral resource estimates, the Company has not yet established any proven or probable mineral reserves on the Selebi Mines or Selkirk Mine projects. The lack of established mineral reserves means that the economic viability of the Selebi and Selkirk projects has not been confirmed. There is no assurance that further exploration and engineering studies will lead to the discovery of an economically viable mineral deposit.

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

The exploration and development of mineral deposits involves a high degree of financial risk over a significant period of time that even a combination of management’s careful evaluation, experience and knowledge may not eliminate. Few properties that are explored are ultimately developed into producing mines. Major expenses may be required to establish resources and reserves by drilling and to construct mining and processing facilities at a particular site. It is not possible to ensure that current work programs of the Company will result in profitable commercial mining operations. The profitability of the Company’s operations will be, in part, directly related to the cost and success of its work programs, which may be affected by a number of factors. Substantial expenditures are required to establish mineral reserves that are sufficient to support commercial mining operations.

II. FINANCIAL RISKS

The impact negative operating cash flow and the reliance on additional financing have on the Company’s ability to continue operations as a going concern

The Company has negative cash flow from operations. As a result of the expected expenditures to be incurred by the Company for the exploration and advancement of the Company’s material projects, the Company anticipates that negative operating cash flows will continue until one or both of the Company’s material projects enters commercial production (if at all). There can be no assurance that the Company will generate positive cash flow from operations in the future.

The Company will require additional capital in order to fund its future activities for its material projects and maintain and grow its operations. Furthermore, additional financing, whether through the issue of additional equity and/or debt securities and/or project level debt, will be required to continue the development of the Company’s material projects and there is no assurance that additional capital or other types of financing will be available or that these financings will be on favourable terms or terms which are at least as favourable to the Company as those previously obtained. Failure to raise such capital could result in the Company ceasing operations or losing its mineral interests.

From time to time, the Company may issue new shares, seek debt financing, dispose of assets, or enter into transactions to acquire assets or shares of other corporations.

The accompanying financial statements, dated June 30, 2025, have been prepared on a going concern basis, meaning management believes the Company will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of operations. The Company’s continued ability to operate depends on securing sufficient funding to meet its current commitments as they become due. Failure to obtain additional financing or to achieve profitability and positive operating cash flows will have a material adverse effect on the Company’s financial condition and results of operations.

III. OPERATIONAL RISKS

The Company is subject to risks associated with operating outside of Canada

The Company’s material mineral projects are located in the Republic of Botswana. The Company’s anticipated operations outside Canada could subject the Company to a variety of additional risks that may negatively impact its business and operations including any of the following: changes in rules and regulations including required royalties; failure of local parties to honour contractual relations; delays in obtaining or the inability to obtain necessary governmental permits; opposition to mining from environmental or other non-governmental organizations; limitations on foreign ownership; limitations on the repatriation of earnings; economic or tax policies; tariffs and trade barriers; regulations related to customs and import/export matters; longer payment cycles; tax issues; currency fluctuations and exchange controls; rates of inflation; challenges in collecting receivables; cultural and language differences; employment regulations; crimes, strikes, riots, civil disturbances, terrorist attacks, and wars; and deterioration of political relations with Canada or other governments or sanctions imposed by Canada or other governments. There will also be currency exchange risks in connection with the operations of the Company’s foreign mineral assets, including the Mines.

In addition, Botswana is considered an emerging market. Emerging market investments generally pose a greater degree of risk than investments in more mature market economies because the economies in the developing world are more susceptible to destabilization resulting from domestic and international developments. The economies and political systems of Botswana should be considered by investors to be less predictable than those in countries in which the majority of investors are likely to be resident. Further, the current, or a future government may adopt substantially different policies, take arbitrary action which might halt exploration or production, re-nationalize private assets or cancel contracts, or cancel mining or exploration rights, any of which could result in a material and adverse effect on the Company’s results of operations and financial condition.

The Company is dependent on the business and technical expertise of its management team. The failure or loss of such personnel could result in a material adverse effect on the Company’s reputation and results of operations.

The Company is dependent on the business and technical expertise of its management team. If it is unable to rely on this business and technical expertise, or if any of the expertise is inadequately performed, the business, financial condition and results of the operations of the Company could be materially adversely affected until such time as the expertise could be replaced.

The Company’s operations generally involve a high degree of inherent risk that cannot be eliminated and may not be insurable

Mining is capital intensive and subject to a number of risks and hazards, including environmental pollution, accidents or spills, industrial and transportation accidents, labour disputes, changes in the regulatory environment, natural phenomena (such as inclement weather conditions, earthquakes, pit wall failures and cave-ins) and encountering unusual or unexpected geological conditions. Such risks and hazards might negatively impact the Company’s business. Consequently, many of the foregoing risks and hazards could result in damage to, or destruction of, the Company’s mineral properties or future processing facilities, personal injury or death, environmental damage, delays in or interruption of or cessation of exploration or other activities, delay in or inability to receive required regulatory approvals, or costs, monetary losses and potential legal liability and adverse governmental action. The Company may be subject to liability or sustain loss for certain risks and hazards against which it does not or cannot insure or against which it may reasonably elect not to insure because of the cost. This lack of insurance coverage could result in material economic harm to the Company.

The Company may be subject to risks relating to mine closure and reclamation obligations

Pursuant to the Selebi APA and the Selkirk APA, the Company does not have contractual reclamation or closure obligations in respect of the Mines up to the point of acquisition. However, there can be no assurance that this will not be challenged in the future by regulators or the public, or that the counterparty to the Selebi APA and Selkirk APA will not fail to fulfill their closure obligations.

Moreover, the Company may be required to incur significant costs in connection with reclamation activities for its mining sites, which may materially exceed the provisions the Company has made for such reclamation and which are based on the Company’s internal estimates. These estimates take into account any material changes to the Company’s supporting assumptions that occur when reviewed regularly by management. Estimates are reviewed annually and are based on current regulatory requirements and disturbances since the date of acquisition of the Mines. Significant changes in estimates of contamination, restoration standards and techniques may result in additional provisions. In addition, the unknown nature of possible future additional regulatory requirements and the potential for additional reclamation activities create further uncertainties related to future reclamation costs, which may have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

Inherent risks and limitations of Internal Control Over Financial Reporting

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Similarly, the Company’s disclosure controls and procedures are intended to ensure that material information required to be disclosed in reports filed with securities regulators is appropriately recorded, processed, summarized, and reported within required timeframes. These controls also aim to ensure that such information is communicated to management, including the Chief Executive Officer and Chief Financial Officer, to facilitate timely decisions regarding required disclosures.

However, due to inherent limitations, no control system can provide absolute assurance of achieving its objectives. As such, even well-designed and effectively operated controls can only provide reasonable—not absolute—assurance regarding the reliability of financial reporting. Furthermore, failure to maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of the Company’s financial statements. The challenges involved in implementing appropriate internal controls over financial reporting will likely increase with the Company’s redevelopment of the Mines and this will require it to continue improving its internal controls over financial reporting. There can be no assurance that the Company will be able to remediate material weaknesses, if any, identified in future periods, or maintain all the controls necessary for continued compliance, and there can be no assurance that the Company will be able to retain sufficient skilled finance and accounting personnel. No evaluation can provide complete assurance that the Company’s internal control over financial reporting will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be reported.

IV. RISKS RELATED TO OUR COMMON SHARES

Internal and external factors could impact the volatility of the Company’s Common Share price

The price of the Company’s Common Shares may be affected by a number of factors, including global macroeconomic developments and market perceptions of the attractiveness of particular industries and location of the Company’s assets, which may increase the volatility of the Company’s Common Share prices. The price of the Company’s Common Shares will also be affected by the Company’s financial conditions or results of operations as reflected in its liquidity position and earnings reports.

Other factors unrelated to the Company’s operations and performance that may have an effect on the price of the Company’s Common Shares include: reduced trading volume and general market interest in the Company’s securities may affect an investor’s ability to trade significant numbers of shares; the size of the Company’s public float may limit the ability of some institutions to invest in the Company’s securities; and a substantial decline in the price of the Company’s Common Shares that persists for a significant period of time could cause the Company’s securities to be delisted, further reducing market liquidity.

As a result of any of these factors, the market price of the Company’s Common Shares at any given point in time may not accurately reflect the Company’s long-term value. Securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities. The Company may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management’s attention and resources.

V. ECONOMIC AND MARKET RISKS

The volatility of commodity prices could affect the economic viability of the Company’s projects

The advancement of the Company’s properties is dependent on the future prices of minerals and metals. As well, should any of the Company’s properties eventually enter commercial production, the Company’s profitability will be significantly affected by changes in the market prices of minerals and metals.

Base and precious metals prices are subject to volatile price movements, which can be material and occur over short periods of time and which are affected by numerous factors, all of which are beyond the Company’s control. Such factors include, but are not limited to, actual and expected macroeconomic and political conditions, interest and exchange rates, inflation or deflation, fluctuations in the value of the U.S. dollar and foreign currencies, global and regional supply and demand, speculative trading, the costs of and levels of base and precious metals production, the availability and costs of substitutes, investments by commodity funds and other actions of participants in the commodity markets. Such external economic factors are in turn influenced by changes in international investment patterns, monetary systems, the strength of and confidence in the U.S. dollar (the currency in which the prices of base and precious metals are generally quoted), and political developments. The effect of these factors on the prices of base and precious metals, and therefore the economic viability of any of the Company’s exploration projects, cannot be accurately determined. The prices of commodities have historically fluctuated widely, and future price declines could cause the development of, and any future commercial production from, the Company’s properties to be uneconomical. As such, the Company may determine that it is not economically feasible to commence commercial production at some or all of its properties, which could have a material adverse impact on the Company’s financial condition and results of operations. In such a circumstance, the Company may also curtail or suspend some or all of its exploration and evaluation activities.

The Company is exposed to global economic and political instability

Global financial and geopolitical conditions continue to create uncertainty for the mining industry. Economic disruptions and inflationary pressures have led to rising operating costs and supply chain constraints, all of which may negatively impact the Company’s growth and financial results. The availability and cost of fuel, electricity, equipment, explosives, and labour may remain unpredictable, affecting operational stability. Prolonged market instability or further geopolitical events could also impact investor confidence, access to capital, and financial market liquidity.

The Company is exposed to foreign currency and equity market fluctuations

The Company is exposed to risks relating to its financial instruments and foreign currency. The Company operates in Canada, Barbados and Botswana and undertakes transactions denominated in foreign currencies such as United States dollars, Euros, South African rand, and the Botswanan pula, and consequently is exposed to exchange rate risks. The Company is also exposed to equity price risk; the movements in individual equity prices or general movements in the level of the stock market may potentially have an adverse impact on the Company, including the Company’s ability to raise sufficient capital.

The Company is exposed to the threat of virus outbreaks or infectious diseases

As most recently seen during the COVID-19 pandemic, global economic conditions and markets may be adversely impacted by infectious diseases or virus outbreaks. Depending on the speed and extent of the spread, adverse financial and social impacts may be material. Significant outbreaks, like COVID-19, could result in a widespread crisis that could adversely affect the economies and financial markets of many countries, including those in which the Company operates, resulting in an economic downturn which could adversely affect the Company’s business and the market price of the Company’s Common Shares.

VI. REGULATORY RISKS

The Company may be unable to obtain, retain or comply with necessary permits and licences, which could adversely affect operations

The operations of the Company require licences and permits from various governmental authorities. Such licences and permits are subject to changes in regulations and in various operating circumstances. There can be no guarantee that the Company will be able to obtain all necessary licences and permits that may be required to maintain its mining activities or advance its mineral properties. In addition, if the Company proceeds to production on any exploration property, it must obtain and comply with permits and licences which may contain specific conditions concerning operating procedures, processing, water use, the discharge of various materials into or on land, air or water, waste disposal, spills, environmental studies, abandonment and restoration plans and financial assurances. There can be no assurance that the Company will be able to obtain such permits and licences or that it will be able to comply with any such conditions.

Challenges, disputes, or termination of the Company’s mining or exploration concessions, property holdings or titles could have a material adverse effect on the Company’s financial condition or results of operations.

The validity of the Company’s mineral rights to the Selebi Mines and Selkirk Mine will always be subject to a degree of uncertainty, and the Company can provide no assurances that such rights will not be challenged or contested. Further, the Company can provide no assurances that there are no title defects affecting its properties. The Company’s mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. Any challenges, disputes, or termination of any one or more of the Company’s mining or exploration concessions, property holdings or titles could have a material adverse effect on the Company’s financial condition or results of operations.

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

The Company is subject to anti-bribery and anti-corruption laws

The Company and its employees, officers, directors, contractors, and third-party agents are subject to policies governing ethical business conduct and practices, which include compliance with anti-corruption and anti-bribery laws. In recent years, there has been a general increase in both the frequency of enforcement and the severity of penalties under such laws, resulting in greater scrutiny and punishment to corporations convicted of violating such laws. Furthermore, a corporation may be found liable for violations by not only its employees, but also by its contractors and third-party agents.

The measures which NEXM has adopted, including the Company’s Code of Business Conduct and Ethics and Whistle Blowing Policy, may not be effective in ensuring individuals comply with such laws. Enforcement action or violations of such laws may result in significant fines, penalties, and/or sanctions imposed on the Company which could have a material adverse effect on its reputation, business, financial condition and results of operations.

Compliance with laws and regulations, including changes to such laws or regulations, could adversely affect the Company’s results of operations.

Exploration, development, and operations on the Company’s properties will be affected to varying degrees by: (i) government regulations relating to such matters as environmental protection, health, safety and labor; (ii) mining law reform; (iii) restrictions on production, processing, price controls, and tax increases; (iv) maintenance of claims; (v) tenure; and (vi) expropriation of property. There is no assurance that future changes in such regulation, if any, will not adversely affect the Company’s operations. Changes in such regulation could result in additional expenses and capital expenditures, availability of capital, competition, reserve uncertainty, potential conflicts of interest, title risks, dilution, and restrictions and delays in operations, the extent of which cannot be predicted. The Company is at the exploration and evaluation stages on its material properties. Exploration on the Company’s properties requires responsible best-exploration practices to comply with the Company’s policies, government regulations, and maintenance of claims and tenure.

If any of the Company’s projects advance to the development stage, those operations will also be subject to various laws concerning development, production, processing, taxes, labour standards, environmental protection, mine safety and other matters. In addition, new laws governing operations and activities of mining companies could have a material adverse impact on any project in the mine development stage that the Company may possess.

Compliance with environmental regulations, including changes to such laws or regulations, could adversely affect the Company’s results of operations.

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

VII. EMERGING MARKETS RISKS

Operations in emerging markets expose the Company to increased levels of political, economic and other risks and uncertainties associated with foreign operations

The Company has its material properties and operating subsidiaries in Botswana. It is possible that operating in Botswana may expose the Company to a certain degree of political, economic and other risks and uncertainties, which could have a material adverse effect on its operations. In conducting its operations in Botswana, the Company has, among other things: (i) engaged and maintained experienced management and technical teams located in Botswana and/or with extensive experience in operating properties in Africa; (ii) ensured that certain members of the Board of Directors and management routinely visit the Company’s Botswana properties; (iii) retained advisors and technical experts in Botswana including its local legal counsel; and (iv) generally maintained robust internal control over its foreign subsidiaries, all of which are more particularly described below.

i.	Subsidiaries and Operations in Botswana

The Company’s principal business activity in Botswana is the exploration, evaluation and planned re-development of the Mines.

The establishment and development of local Botswanan legal entities adds an additional regulatory framework within which the Company operates and is supplementary to the regulatory framework existing in Canada. The Company holds its interest in the Selebi Mines and the Selkirk Mine indirectly through its 100% owned subsidiaries PNRPL and PNGPL, respectively.

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

ii.	Experienced Board and Management

In addition to their experience with the Company, the Board of Directors and management also have extensive experience operating and managing investments and projects in Africa. Furthermore, they bring diverse expertise in areas such as global strategy, finance, exploration, technology, and corporate development. Their collective experience spans several decades and includes successful ventures in both public and private sectors. Certain members of the Board of Directors, management and senior officers of the Company have made trips to Botswana to gain a deeper understanding of the Company’s operations and projects as well as to impart their experience and knowledge of the local business, culture and practices to the other members of the Board of Directors and officers.

The Company’s Chief Executive Officer and Director, Mr. Morgan Lekstrom, has direct mine redevelopment experience in Africa through a previously held role with Golden Star Resources in supporting the redevelopment of an underground mine in Ghana, West Africa. Mr. Lekstrom has a diverse background and an established track record of delivering successes, including most recently, the successful building of NexGold Mining Corp., creating a near term development company with a clear path to building two new gold mines.

The Company also relies on the expertise of its local Botswana-based personnel, Mr. Kneipe Setlhare, Mr. Karabo Monepe, and Mr. Tidimalo Tito and Mr. Boris Kamstra, residing in South Africa, all of whom have extensive mining and government relations experience in Botswana.

Overall, the Company benefits from and relies on the collective wealth of expertise and experience in the Company’s business and operations in Botswana of its Board of Directors, management, locally based personnel and technical teams.

iii.	Use of and Reliance on Experts and Local Advisors

The Company has retained local Botswanan law firms to advise on various corporate and regulatory legal issues, including the Company’s right to conduct business in Botswana, title verification over the Botswanan assets, and has relied on advice from local counsel with respect to such matters. Additionally, the Company has retained engineering and geoscientific services firms including SRK Consulting, SLR Consulting, The MSA Group, DRA Global, SGS Mineral Services, and Expert Process Solutions. The Company ensures that any such counsel or provider retained has their credentials vetted and referenced, with considerable diligence and adherence to local licences, professional associations, and regulators.

The Company’s officers and Board of Directors benefit from and rely on the advice and guidance provided by its Botswanan legal advisor as well as personnel based in Botswana of new developments in local mining regimes and new requirements that come into force from time to time, as they pertain to and affect the Company’s business and operations in Botswana. Any material developments are subject to oversight and discussion by the Board of Directors.

iv.	Language, Cultural Differences and Business Practices

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table outlines the number of securities that are convertible into Common Shares issued by the Company pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) as a transaction not involving a public offering and Rule 506 promulgated under the Securities Act, during the three months ended June 30, 2025.

Convertible Securities

Date of Issuance	Security	Exercise Price per Security ($)	Number of Securities
April 24, 2025	Options(1)	9.80	11,500

Notes:

(1)	These Options have a term of 5 years. Of the 11,500 Options granted, 7,000 vested immediately on the date of grant, and 4,500 vest annually in equal thirds beginning on the date of grant.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

 Item 5.   Other Information

Insider Trading Arrangements

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1	Premium Resources Ltd. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 6, 2025)

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Includes the following financial and related information from NexMetals Mining Corp.’s Quarterly Report on Form 10-Q as of and for the quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) Unaudited Condensed Interim Consolidated Balance Sheets, (2) Unaudited Condensed Interim Consolidated Statements of Operations and Comprehensive Loss, (3) Unaudited Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity (Deficiency), (4) Unaudited Condensed Interim Consolidated Statements of Cash Flows, and (5) Notes to the Unaudited Condensed Interim Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2025	NEXMETALS MINING CORP. (Registrant)

	By:	/s/ Morgan Lekstrom
	Name:	Morgan Lekstrom
	Title:	Chief Executive Officer (principal executive officer)

	By:	/s/ Brett MacKay
	Name:	Brett MacKay
	Title:	Chief Financial Officer (principal financial and accounting officer)

