Form 10-Q
period 2025-09-30
NexMetals Mining Corp.
filed 2025-11-13
CIK 795800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-42750

NEXMETALS MINING CORP.

(Exact name of registrant as specified in its charter)

Province of British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3123-595 Burrard Street Vancouver, British Columbia, Canada	V7X 1J1
(Address of principal executive offices)	(Zip Code)

(604) 770-4334

(Registrant’s telephone number, including area code)

Suite 3400, One First Canadian Place, P.O. Box 130,

Toronto, Ontario, Canada

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

As of November 13, 2025, there were 21,455,608 Common Shares issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Interim Consolidated Balance Sheets

(Expressed in Canadian dollars)

		As at
	Notes	September 30, 2025 $	December 31, 2024 $
ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	14,117,843	6,105,933
Prepaid expenses		1,040,240	540,288
Other receivables	4	1,346,625	972,022
TOTAL CURRENT ASSETS		16,504,708	7,618,243

NON-CURRENT ASSETS
Exploration and evaluation assets	5	8,471,766	8,846,821
Property, plant and equipment	6	9,062,031	8,488,405
TOTAL NON-CURRENT ASSETS		17,533,797	17,335,226
TOTAL ASSETS		34,038,505	24,953,469

LIABILITIES
CURRENT LIABILITIES
Trade payables and accrued liabilities – current	7	5,800,791	3,893,216
Vehicle financing – current		153,383	136,935
Mortgage payable – current	8	238,110	-
DSU liability – current	11(c)	339,959	177,602
TOTAL CURRENT LIABILITIES		6,532,243	4,207,753

NON-CURRENT LIABILITIES
Trade payables and accrued liabilities – non-current	7	146,091	584,364
Provision for leave and severance		1,332,309	1,001,936
Vehicle financing – non-current		130,127	109,202
Mortgage payable – non-current	8	1,175,034	-
Term Loan	9	-	18,983,212
NSR option liability	10	2,750,000	2,750,000
DSU liability – non-current	11(c)	337,467	764,062
TOTAL NON-CURRENT LIABILITIES		5,871,028	24,192,776
TOTAL LIABILITIES		12,403,271	28,400,529

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Common Shares (no par value, unlimited Common Shares authorized) (issued and outstanding: September 30, 2025 - 21,455,608; December 31, 2024 – 9,285,424)	11	-	-
Preferred shares (no par value, 20,000,000 authorized) Series 1 Convertible Preferred Shares (no par value, 4,000,000 authorized) (issued and outstanding: September 30, 2025 – 118,186; December 31, 2025 – 118,186)	11	31,516	31,516
Additional paid-in capital		216,431,825	145,025,333
Deficit		(193,308,643)	(146,987,099)
Accumulated other comprehensive loss		(1,519,464)	(1,516,810)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIENCY)		21,635,234	(3,447,060)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)		34,038,505	24,953,469
Nature of Operations and Going Concern (Note 1)
Subsequent Event (Note 17)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Unaudited Condensed Interim Consolidated Statements of Operations and Comprehensive Loss

(Expressed in Canadian dollars)

		Three months ended September 30,		Nine months ended September 30,
		2025	2024	2025	2024
	Notes	$	$	$	$

EXPENSES
General exploration expenses	5	10,658,319	8,628,426	27,131,192	21,937,161
Depreciation and amortization	6	494,321	354,581	1,561,471	1,088,483
General and administrative expenses	16	2,726,180	1,831,539	6,301,584	4,764,507
Investor relations and communications		1,748,375	106,527	3,891,820	266,619
Director fees		105,943	317,497	354,059	882,410
Fair value movement of DSUs	11(c)	(442,727)	(153,304)	(73,792)	(473,820)
Net foreign exchange loss		282,941	146,359	566,184	360,361
LOSS FOR THE PERIOD BEFORE OTHER ITEMS		15,573,352	11,231,625	39,732,518	28,825,721

OTHER ITEMS
Interest (income) expense, net		(70,381)	(13,388)	(323,276)	2,433
Interest expense and accretion on Term Loan	9	-	786,723	428,371	2,317,178
Impairment loss	5	501,497	-	501,497	-
Loss on Term Loan extinguishment	9	-	-	5,982,434	-
NET LOSS FOR THE PERIOD		16,004,468	12,004,960	46,321,544	31,145,332

OTHER COMPREHENSIVE LOSS (INCOME)
Exchange differences on translation of foreign operations		(387,666)	(143,911)	2,654	(399,371)

TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		15,616,802	11,861,049	46,324,198	30,745,961

Basic and diluted loss per share		0.75	1.29	2.56	3.81
Weighted average number of Common Shares outstanding – basic and diluted		21,452,865	9,285,424	18,064,228	8,165,007

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Unaudited Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity (Deficiency)

(Expressed in Canadian dollars)

		Three months ended September 30
	Notes	Number of shares	Preferred shares $	Additional paid-in capital $	Deficit $	Accumulated other comprehensive (loss) income $	Total shareholders’ equity (deficiency) $
BALANCE, JUNE 30, 2025		21,449,318	31,516	215,735,416	(177,304,175)	(1,907,130)	36,555,627
Net loss for the period		-	-	-	(16,004,468)	-	(16,004,468)
Exercise/settlement of share-based awards, net	11(c)	6,290	-	-	-	-	-
Share-based compensation	11(c)	-	-	696,409	-	-	696,409
Exchange differences on translation of foreign operations		-	-	-	-	387,666	387,666
BALANCE, SEPTEMBER 30, 2025		21,455,608	31,516	216,431,825	(193,308,643)	(1,519,464)	21,635,234

BALANCE, JUNE 30, 2024		9,285,424	31,516	143,874,771	(123,707,188)	(1,533,527)	18,665,572
Net loss for the period		-	-	-	(12,004,960)	-	(12,004,960)
Share issue costs		-	-	(19,245)	-	-	(19,245)
Share-based compensation		-	-	933,619	-	-	933,619
Exchange differences on translation of foreign operations		-	-	-	-	143,911	143,911
BALANCE, SEPTEMBER 30, 2024		9,285,424	31,516	144,789,145	(135,712,148)	(1,389,616)	7,718,897

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Unaudited Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity (Deficiency)…continued

(Expressed in Canadian dollars)

		Nine months ended September 30
	Notes	Number of shares	Preferred shares $	Additional paid-in capital $	Deficit $	Accumulated other comprehensive (loss) income $	Total shareholders’ (deficiency) equity $
BALANCE, DECEMBER 31, 2024		9,285,424	31,516	145,025,333	(146,987,099)	(1,516,810)	(3,447,060)
Net loss for the period		-	-	-	(46,321,544)	-	(46,321,544)
Share capital issued through private placement	11(a)	8,394,953	-	49,709,891	-	-	49,709,891
Share issue costs – private placement	11(a)	-	-	(5,389,306)	-	-	(5,389,306)
Share capital issued through debt conversion	9	3,768,941	-	26,594,817	-	-	26,594,817
Share issue costs – debt conversion	9	-	-	(2,161,483)	-	-	(2,161,483)
Exercise/settlement of share-based awards, net	11(c)	6,290	-	-	-	-	-
Share-based compensation	11(c)	-	-	2,652,573	-	-	2,652,573
Exchange differences on translation of foreign operations		-	-	-	-	(2,654)	(2,654)
BALANCE, SEPTEMBER 30, 2025		21,455,608	31,516	216,431,825	(193,308,643)	(1,519,464)	21,635,234

BALANCE, DECEMBER 31, 2023		7,465,041	31,516	116,069,973	(104,566,816)	(1,788,987)	9,745,686
Net loss for the period		-	-	-	(31,145,332)	-	(31,145,332)
Share capital issued through private placement		1,814,070	-	28,239,254	-	-	28,239,254
Share issue costs		-	-	(1,232,925)	-	-	(1,232,925)
Exercise/settlement of share-based awards, net		6,313	-	-	-	-	-
Share-based compensation		-	-	1,712,843	-	-	1,712,843
Exchange differences on translation of foreign operations		-	-	-	-	399,371	399,371
BALANCE, SEPTEMBER 30, 2024		9,285,424	31,516	144,789,145	(135,712,148)	(1,389,616)	7,718,897

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Unaudited Condensed Interim Consolidated Statements of Cash Flows

(Expressed in Canadian dollars)

		Nine months ended September 30,
	Notes	2025 $	2024 $
OPERATING ACTIVITIES
Net loss for the period		(46,321,544)	(31,145,332)
Adjustments to reconcile net loss to net cash used in operating activities:
DSUs granted	11(c)	-	882,410
Fair value movement of DSUs	11(c)	(73,792)	(473,820)
Share-based compensation	11(c)	2,652,573	1,712,843
Depreciation and amortization	6	1,561,471	1,088,483
Provision for leave and severance		330,373	449,335
Interest and accretion, net		190,753	765,647
Accrued interest on lease liability		-	107,238
Loss on Term Loan extinguishment	9	5,982,434	-
DSU redemption	11(c)	(190,446)	-
Impairment loss	5	501,497	-
Changes in non-cash working capital
Prepaid expenses and other receivables		(942,187)	(678,932)
Trade payables and accrued expenses		1,202,127	624,489
Net cash used in operating activities		(35,106,741)	(26,667,639)

INVESTING ACTIVITIES
Acquisition of property, plant and equipment	6	(1,681,110)	(1,125,850)
Net cash used in investing activities		(1,681,110)	(1,125,850)

FINANCING ACTIVITIES
Proceeds from issuance of units	11(a)	46,000,000	27,499,999
Share issue costs	9,11(a)	(2,371,203)	(295,578)
Vehicle loan financing, net of repayments		67,611	44,345
Mortgage financing	8	1,413,144	-
Lease payments		-	(1,112,496)
Net cash provided by financing activities		45,109,552	26,136,270

Effect of exchange rate changes on cash and cash equivalents		(309,791)	(230,032)
Change in cash and cash equivalents for the period		8,011,910	(1,887,251)
Cash and cash equivalents at the beginning of the period		6,105,933	19,245,628
Cash and cash equivalents at the end of the period		14,117,843	17,358,377

Supplemental cash flow information
Income taxes paid		-	-
Interest paid		301,156	1,682,379

See Note 9 and 11(a) for noncash Financing Activities.

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

(Expressed in Canadian dollars)

1. NATURE OF OPERATIONS AND GOING CONCERN

a) Nature of Operations

NexMetals Mining Corp. and its wholly owned subsidiaries’ (collectively, the “Company” or “NEXM” and formerly Premium Resources Ltd.) principal business activity is the exploration and evaluation of the Selebi and Selebi North nickel-copper-cobalt (“Ni-Cu-Co”) mines in Botswana and related infrastructure (together, the “Selebi Mines”), as well as the nickel, copper, cobalt, platinum-group elements (“Ni-Cu-Co-PGE”) Selkirk mine in Botswana, together with associated infrastructure and four surrounding prospecting licences (collectively, the “Selkirk Mine” and together with the Selebi Mines, the “Mines”).

The common shares of NEXM (“Common Shares”) are listed and posted for trading on the Nasdaq Capital Market (the “Nasdaq”) and on the TSX Venture Exchange (the “TSXV”) under the symbol “NEXM”. Prior to June 11, 2025, the Company traded on the TSXV under its previous name and symbol, Premium Resources Ltd. and “PREM”, respectively. The Company’s head office is located at 3123-595 Burrard Street, Vancouver, British Columbia, Canada, V7X 1J1, and registered office is located at 1111 West Hastings Street, 15th Floor, Vancouver, British Columbia, Canada, V6E 2J3.

b) Going Concern

The Company, being in the exploration stage, is subject to risks and challenges similar to companies in a comparable stage of exploration and development. These risks include the challenges of securing adequate capital for exploration and advancement of the Company’s material projects, operational risks inherent in the mining industry, and global economic and metal price volatility, and there is no assurance management will be successful in its endeavours.

These unaudited condensed interim consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. The ability of the Company to continue operations as a going concern is ultimately dependent upon achieving profitable operations and its ability to obtain adequate financing. The Company incurred a net loss of $16,004,468 and $46,321,544 for the three and nine months ended September 30, 2025, respectively. To date, the Company has not generated profitable operations from its resource activities and will need to invest additional funds in carrying out its planned evaluation, development and operational activities.

It is not possible to predict whether future financing efforts will be successful or if the Company will attain a profitable level of operations. These material uncertainties cast substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities and the reported expenses and comprehensive loss that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material.

The properties in which the Company currently has an interest are in pre-revenue stage. As such, the Company is dependent on external financing to fund its activities. In order to carry out the planned activities and cover administrative costs, the Company will use its existing working capital and raise additional amounts as needed.

On October 28, 2025, the Company announced a brokered “best efforts” public offering in Canada and concurrent private placement in the United States (Note 17). On October 30, 2025, the Company announced an upsizing of the Offering for gross proceeds of up to $80,000,070. Upon closing of the transaction, this will provide sufficient capital for the Company to pay the second instalment under the Selebi APA (defined in Note 5) of $34,802,500 (US$25,000,000) and fund operations in the near term, however the Company will need further funding to support advancement of the Selebi Mines and the Selkirk Mine toward the development stage.

Although the Company has been successful in its past fundraising activities, there is no assurance as to the success of future fundraising efforts or as to the sufficiency of funds raised in the future.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

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

The accompanying unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2024. The interim period results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

(b) Basis of Preparation

These unaudited condensed interim consolidated financial statements have been prepared under the historical cost convention, modified by the revaluation of any financial assets and financial liabilities where applicable. The preparation of these unaudited condensed interim consolidated financial statements in accordance with US GAAP for interim financial information requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company as of September 30, 2025, and through the date of this Report filing.

Operating segments are reported in a manner consistent with the internal reporting provided to executive management. The Company determined that it has one reportable operating segment being that of the acquisition, exploration and evaluation of mineral properties in three geographic segments, which are Canada, Barbados and Botswana (Note 14).

The Company’s presentation currency is Canadian dollars. Reference herein of $ or CAD is to Canadian dollars, US$ or USD is to United States dollars, and BWP is to Botswana pula.

The significant accounting policies used in the preparation of these unaudited condensed interim consolidated financial statements are consistent with those used in the preparation of the audited annual consolidated financial statements for the year ended December 31, 2024. Except as described in Note 2(f) and (g), there were no changes in significant accounting policies during the three and nine months ended September 30, 2025.

(c) Reclassification

Certain comparative figures on the unaudited condensed interim consolidated balance sheets, unaudited condensed interim consolidated statements of operations and comprehensive loss, unaudited condensed interim consolidated statements of cash flows, and the notes to the unaudited condensed interim consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on net loss or shareholders’ equity as previously reported. For the three and nine months ended September 30, 2024, an adjustment has been made to reduce share-based compensation by $933,619 and $1,712,843, respectively, on the face of the unaudited condensed interim consolidated statement of operations and comprehensive loss, and to increase general and administrative expenses by $548,776 and $1,082,348, respectively, and to increase general exploration expenses by $384,843 and $630,495, respectively. For the three and nine months ended September 30, 2024, general and administrative expenses were reduced by $1,031,149 and $2,974,563, respectively, with an increase to general exploration expenses of $924,622 and $2,707,944, respectively, and an increase to investor relations and communications of $106,527 and $266,619, respectively. For the nine months ended September 30, 2024, operating cash outflows attributable to the purchase of spares of $989,920 were reclassified to investing cash outflows. Trade payables and accruals of $584,364 were reclassified from current to non-current for the year ended December 31, 2024.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

(Expressed in Canadian dollars)

(d) Share Consolidation

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

As a result of the Share Consolidation, the number of Common Shares issuable upon exercise of outstanding warrants has been adjusted in accordance with the applicable warrant terms, such that each warrant now entitles the holder to receive one post-consolidation Common Share for every twenty Common Shares previously issuable, at a proportionally adjusted exercise price. The total number of warrants outstanding was not affected by the Consolidation. For comparative and presentation purposes, all warrant figures presented herein, including the number of warrants outstanding and the number of Common Shares issuable upon exercise, are presented on a post-consolidation basis.

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

(e) Basis of Consolidation

These unaudited condensed interim consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries as summarized in the table below. All intercompany transactions, balances, income and expenses are eliminated upon consolidation.

Name of Entity	Place of Incorporation	Percentage Ownership	Functional Currency

NexMetals Mining Corp.	British Columbia, Canada		CAD
NAN Exploration Inc.	Ontario, Canada	100	CAD
PNR Amalco Ltd.	Ontario, Canada	100	CAD
Premium Resources International Ltd.	Barbados	100	USD
Premium Resources Selkirk (Barbados) Limited	Barbados	100	USD
Premium Resources Selebi (Barbados) Limited	Barbados	100	USD
Premium Nickel Group Proprietary Limited	Botswana	100	BWP
Premium Nickel Resources Proprietary Limited	Botswana	100	BWP

(f) Debt Extinguishment

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

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

(Expressed in Canadian dollars)

Recently Adopted Accounting Pronouncements

(g) ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures

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

Recently Issued Accounting Pronouncements and Disclosures Not Yet Adopted

(h) ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures

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

3. CASH AND CASH EQUIVALENTS

A summary of the Company’s cash and cash equivalents is detailed in the table below:

	September 30, 2025 $	December 31, 2024 $

Cash	13,830,343	4,015,933
Short-term deposits	287,500	2,090,000
Total cash and cash equivalents	14,117,843	6,105,933

4. OTHER RECEIVABLES

A summary of the Company’s other receivables is detailed in the table below:

	September 30, 2025 $	December 31, 2024 $

HST paid on purchases	440,574	503,235
VAT paid on purchases	894,905	468,787
Other receivables	11,146	-
Total other receivables	1,346,625	972,022

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

(Expressed in Canadian dollars)

5. EXPLORATION AND EVALUATION ASSETS

The exploration and evaluation assets of the Company consist of the acquisition costs of mining assets located in Botswana:

	Botswana
	Selebi $	Selkirk $	Total $

Balance, December 31, 2023	8,285,523	309,275	8,594,798
Foreign currency translation	242,955	9,068	252,023
Balance, December 31, 2024	8,528,478	318,343	8,846,821
Impairment loss - Phikwe South and Southeast Extension	(501,497)	-	(501,497)
Foreign currency translation	121,752	4,690	126,442
Balance, September 30, 2025	8,148,733	323,033	8,471,766

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

Pursuant to the Selebi APA, the aggregate purchase price payable to the seller for the Selebi Mines shall be the sum of $78,652,330 (US$56,750,000), which amount shall be paid in three instalments:

●	$2,086,830 (US$1,750,000) payable on the closing date. This payment has been made. The Company also made care and maintenance funding contributions in respect of the Selebi Mines from March 22, 2021, to the closing date of $6,164,688 (US$5,178,747).

●	$34,802,500 (US$25,000,000) payable upon the approval by the Botswana Ministry of Mineral Resources, Green Technology and Energy Security (“MMRGTES”) of the Company’s Section 42 and Section 43 applications (for the further extension of the mining license and amendment of mining programme, respectively) which are to be submitted in March 2026 and require a compliant economic study.

●	$41,763,000 (US$30,000,000) payable on the completion of mine construction and production start-up (commissioning) by the Company, but not later than four years after the approval by the MMRGTES of the Company’s Section 42 and Section 43 applications.

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

For the three and nine months ended September 30, 2025 and 2024

(Expressed in Canadian dollars)

The Company also negotiated a separate asset purchase agreement (the “Selkirk APA”) with the liquidator of Tati Nickel Mining Company (“TNMC”) in January 2022 to acquire the Selkirk deposit and related infrastructure formerly operated by TNMC. The transaction closed in August 2022.

The Selkirk APA does not provide for a purchase price or initial payment for the purchase of the assets. The acquisition cost of the Selkirk Mine of $327,109 (US$244,954) was the care and maintenance funding contribution from April 1, 2021, to the closing date of the Selkirk APA. The Selkirk APA provides that if the Company elects to develop the Selkirk Mine first, the payment of the second Selebi instalment of $34,802,500 (US$25,000,000) would be upon the approval by the MMRGTES of the Company’s Section 42 and Section 43 applications (for the further extension of the Selkirk mining licence and amendment of the Selkirk mining programme, respectively). For the third Selebi instalment of $41,763,000 (US$30,000,000), if the Selkirk Mine were to be commissioned earlier than the Selebi Mines, the payment would trigger on the Selkirk Mine’s commission date. The Selkirk APA provides for a three-year study phase originally expiring August 17, 2025, which has been extended for one year to August 17, 2026.

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

In August 2023, the Company entered into a binding commitment letter with the liquidator of BCL to acquire a 100% interest in two additional deposits (“Phikwe South” and the “Southeast Extension”) located adjacent to and immediately north of the Selebi North shaft. The agreement has since lapsed and on August 11, 2025, the Company informed the liquidator of BCL that it would no longer be pursuing the acquisition of the Phikwe South and the Southeast Extension deposits. As a result, the Company recorded an impairment loss of $501,497 during the quarter ended September 30, 2025, related to care and maintenance costs during the evaluation period of the properties in 2023, which had been previously capitalized as part of the Selebi Mines acquisition cost.

Both the Selebi Mines and Selkirk Mine are subject to a royalty payable to the Botswana Government of 5% of all precious metals sales and 3% of all base metals sales.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

(Expressed in Canadian dollars)

General Exploration Expenses

Details of the general exploration expenses by nature are presented as follows:

	Three months ended September 30, 2025				Three months ended September 30, 2024
	Selebi $	Selkirk $	Other $	Total $	Selebi $	Selkirk $	Other $	Total $
Drilling	1,490,905	818,759	-	2,309,664	2,447,533	-	-	2,447,533
Site operations, administration, & overhead	1,108,662	213,844	107,576	1,430,082	963,676	133,705	32,885	1,130,266
Infrastructure & equipment maintenance	770,407	100,497	-	870,904	1,007,060	-	-	1,007,060
Geology	1,089,997	535,669	-	1,625,666	848,407	314,210	-	1,162,617
Mine development	828,308	-	-	828,308	813,436	-	-	813,436
Electricity	1,557,944	6,945	-	1,564,889	730,320	6,752	-	737,072
Engineering & technical studies	432,178	164,461	-	596,639	265,929	49,555	-	315,484
Geophysics	124,688	148,161		272,849	251,156	25,534	-	276,690
Freight, tools, supplies, & other consumables	631,199	27,744	-	658,943	209,849	-	-	209,849
Health & safety	133,997	474	-	134,471	68,303	-	-	68,303
Environmental, social & governance	206,729	-	-	206,729	75,273	-	-	75,273
Share-based compensation	90,841	68,334	-	159,175	307,874	76,969	-	384,843
Total	8,465,855	2,084,888	107,576	10,658,319	7,988,816	606,725	32,885	8,628,426

	Nine months ended September 30, 2025				Nine months ended September 30, 2024
	Selebi $	Selkirk $	Other $	Total $	Selebi $	Selkirk $	Other $	Total $
Drilling	5,209,483	1,521,991	-	6,731,474	5,007,436	-	-	5,007,436
Site operations, administration, & overhead	3,402,903	600,316	260,318	4,263,537	3,372,205	338,115	128,600	3,838,920
Infrastructure & equipment maintenance	2,212,685	100,498	-	2,313,183	2,835,796	-	-	2,835,796
Geology	2,109,834	865,740	-	2,975,574	2,337,533	347,507	-	2,685,040
Mine development	2,205,097	-	-	2,205,097	2,176,668	-	-	2,176,668
Electricity	3,287,186	15,597	-	3,302,783	2,103,650	22,079	-	2,125,729
Engineering & technical studies	1,770,926	192,056	-	1,962,982	530,366	173,556	-	703,922
Geophysics	594,456	169,100	-	763,556	747,519	118,372	-	865,891
Freight, tools, supplies, & other consumables	1,153,992	115,345	-	1,269,337	660,362	93	-	660,455
Health & safety	354,612	4,103	-	358,715	179,480	43	-	179,523
Environmental, social & governance	367,508	-	-	367,508	227,286	-	-	227,286
Share-based compensation	411,631	205,815	-	617,446	504,395	126,100	-	630,495
Total	23,080,313	3,790,561	260,318	27,131,192	20,682,696	1,125,865	128,600	21,937,161

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

(Expressed in Canadian dollars)

6. PROPERTY, PLANT AND EQUIPMENT

The tables below set out costs and accumulated depreciation and amortization as at September 30, 2025, and December 31, 2024:

Cost	Land and Buildings(1) $	Equipment(1) $	Furniture & Fixtures $	Vehicles $	Computer & Software $	Total $
Balance – December 31, 2023	2,909,637	5,476,434	191,899	398,032	567,407	9,543,409
Additions	73,049	1,129,567	30,121	111,629	6,543	1,350,909
Foreign currency translation	86,264	(22,306)	3,857	11,561	35,317	114,693
Balance – December 31, 2024	3,068,950	6,583,695	225,877	521,222	609,267	11,009,011
Additions	-	1,803,272	2,826	207,774	3,698	2,017,570
Foreign currency translation	45,220	28,995	2,581	8,283	9,007	94,086
Balance – September 30, 2025	3,114,170	8,415,962	231,284	737,279	621,972	13,120,667

Accumulated Depreciation and Amortization	Land and Buildings(1)	Equipment(1)	Furniture & Fixtures	Vehicles	Computer & Software	Total
Balance – December 31, 2023	170,256	401,409	19,079	106,083	145,948	842,775
Depreciation during the year	110,535	1,229,847	14,750	113,688	162,644	1,631,464
Foreign currency translation	2,609	13,358	750	4,581	25,069	46,367
Balance – December 31, 2024	283,400	1,644,614	34,579	224,352	333,661	2,520,606
Depreciation during the period	72,265	1,073,719	22,406	116,934	276,147	1,561,471
Foreign currency translation	4,740	(40,084)	613	4,219	7,071	(23,441)
Balance – September 30, 2025	360,405	2,678,249	57,598	345,505	616,879	4,058,636

Carrying Value	Land and Buildings(1)	Equipment(1)	Furniture & Fixtures	Vehicles	Computer & Software	Total
Balance – December 31, 2024	2,785,550	4,939,081	191,298	296,870	275,606	8,488,405
Balance – September 30, 2025	2,753,765	5,737,713	173,686	391,774	5,093	9,062,031

Note:

(1)	Land and Buildings contains the Syringa Lodge right-of-use (“ROU”) asset and Equipment contains the drilling equipment supply agreement ROU asset. The Company obtained full title to these assets during the year ended December 31, 2024.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

(Expressed in Canadian dollars)

7. TRADE PAYABLES AND ACCRUED LIABILITIES

A summary of trade payables and accrued liabilities is detailed in the table below:

	September 30, 2025 $	December 31, 2024 $

Amounts due to related parties (Note 12)	11,500	1,259,665
Trade payables	3,643,080	2,493,306
Accrued liabilities	963,930	724,609
Severance payable	1,328,372	-
Total	5,946,882	4,477,580
Less: current portion	5,800,791	3,893,216
Non-current portion	146,091	584,364

Severance payable at September 30, 2025 includes amounts due to the Company’s former Chief Executive Officer and Chief Financial Officer related to their departures from the Company, of which: $48,697 is payable in equal monthly installments until December 31, 2026, and $59,792 is payable in equal monthly installments until July 31, 2026, respectively. The Company has reported $1,182,281 of this amount as current and $146,091 as non-current at September 30, 2025. For the year ended December 31, 2024, the corresponding amount due to the Company’s former Chief Executive Officer of $1,168,729 was reported in amounts due to related parties, of which $584,364 was reported as current.

8. MORTGAGE PAYABLE

On August 20, 2025, the Company’s indirect wholly owned Botswanan subsidiary, Premium Nickel Resources Proprietary Limited (“PNRP”), entered into a mortgage in respect of the Company’s previously acquired Syringa Lodge located near the Selebi Mines. The Company had acquired the Syringa Lodge to house non-local personnel and consultants when visiting the Selebi Mines and for additional office space. The proceeds of the mortgage were used to fund ongoing drilling programs at the Selebi Mines.

The principal amount of the mortgage is $1,413,144 (BWP 13,680,000), is denominated in Botswanan pula, bears interest at Absa Prime Lending Rate (6.76% at September 30, 2025) plus 1.5% per annum, is repayable in sixty (60) equal monthly blended instalments of principal and interest with a maturity date of August 20, 2030, and is secured by the Syringa Lodge. There is no fee for prepayment, and the mortgage is subject to a cash flow to debt service covenant which takes into consideration parent company capital contributions and is to be assessed based on each calendar year.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

(Expressed in Canadian dollars)

9. TERM LOAN

The Company had a three-year term loan (the “Term Loan”) with Cymbria Corporation (“Cymbria”), the lender and an affiliate of the Company’s largest shareholder, EdgePoint Investment Group Inc. (“EdgePoint”), in the amount of $20,882,353 which bore interest at a rate of 10% per annum and was to mature on June 28, 2026.

On March 18, 2025, the Company closed a financing transaction (the “March 2025 Financing”) which included a non-brokered private placement (Note 11(a)) and the conversion of the Term Loan to equity (the “Debt Conversion”).

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

In connection with the March 2025 Financing, the Company issued: (i) 200,000 Common Shares to TriView Capital Ltd. (“TriView”) for its services as finder; (ii) 450,000 Common Shares to Fiore Management and Advisory Corp. (“Fiore”) and 187,500 Common Shares to Bowering Projects Ltd. (“Bowering”) for certain advisory services; and (iii) 179,335 Common Shares to a financial advisor for financial advisory services. The fair value of these shares was determined to be $5,179,586. In addition to the Common Shares, the Company incurred various legal, listing and financing fees payable in cash totalling $2,371,203. Certain of these fees were allocated between the non-brokered private placement (Note 11(a)) and Debt Conversion transactions based on the value of the units issued under each transaction.

All securities issued as part of the Debt Conversion are subject to a hold period, which expired July 19, 2025, with the exception of the Common Shares issued to Fiore and Bowering which have a hold period expiring March 19, 2026.

The following is a continuity of the Term Loan:

$
Term Loan balance, December 31, 2023	17,956,423
Accrued interest	2,082,530
Accretion of warrant value and transaction costs	1,026,789
Interest paid	(2,082,530)
Term Loan balance, December 31, 2024	18,983,212
Accrued interest	268,896
Accretion of warrant value and transaction costs	159,475
Interest paid	(268,896)
Debt Conversion	(19,142,687)
Term Loan balance, September 30, 2025	-

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

(Expressed in Canadian dollars)

10. NSR OPTION

In 2023, Cymbria paid an aggregate of $2,750,000 (“Option Payment”) to two subsidiaries of NEXM to acquire a right to participate with such subsidiaries in the exercise of certain contractual rights. The Option Payment was allocated to PNRP and PNGP (defined below) for $2,500,000 and $250,000, respectively.

As the NSR options are exercisable entirely at the discretion of Cymbria and the underlying projects are in the exploration stage, the fair value of the call and put on the options as at September 30, 2025, and December 31, 2024 is $nil. The Option Payment received in cash was recorded as a non-current liability.

NEXM’s indirect wholly owned subsidiary, PNRP, acquired the Selebi Mines in January 2022 out of liquidation. Pursuant to the acquisition agreement, the liquidator retained a 2% net smelter returns royalty on the Selebi Mines. PNRP has a contractual right to repurchase one-half of the Selebi NSR at a future time on payment by PNRP to the liquidator of $27,842,000 (US$20,000,000).

PREM’s indirect wholly owned subsidiary, Premium Nickel Group Proprietary Limited (“PNGP”), acquired the Selkirk Mine in August 2022 out of liquidation. Pursuant to the acquisition agreement, the liquidator retained a 1% net smelter returns royalty on the Selkirk Mine. PNGP has a contractual right to repurchase the entirety of the Selkirk NSR at a future time on payment by PNGP to the liquidator of $2,784,200 (US$2,000,000).

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

Under the NSR option purchase agreements, Cymbria could acquire a 0.5% net smelter returns royalty on the Selebi Mines and Selkirk Mine upon payment of $11,279,490 (US$8,102,500) and $1,127,949 (US$810,250), respectively.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

(Expressed in Canadian dollars)

11. SHARE CAPITAL

As disclosed in Note 2(d), the Share Consolidation has been applied retrospectively herein.

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

Nine months ended September 30, 2025

On March 18, 2025, the Company closed the March 2025 Financing which included a non-brokered private placement and the conversion of its $20,882,353 three-year Term Loan with Cymbria (Note 9).

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

In connection with the March 2025 Financing, the Company issued: (i) 200,000 Common Shares to TriView for its services as finder; (ii) 450,000 Common Shares to Fiore and 187,500 Common Shares to Bowering for certain advisory services; and (iii) 179,335 Common Shares to a financial advisor for financial advisory services. The fair value of these shares was determined to be $5,179,586. In addition to the Common Shares, the Company incurred various legal, listing and financing fees payable in cash totalling $2,371,203. Certain of these fees were allocated between the Private Placement and Debt Conversion (Note 9) transactions based on the value of the units issued under each transaction.

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

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

(Expressed in Canadian dollars)

During the nine months ended September 30, 2025, 2,124 Common Shares were issued for the net exercise of 12,000 Options, and 4,166 Common Shares were issued for the vesting and settlement of RSUs.

As at September 30, 2025, the Company had 21,455,608 Common Shares issued and outstanding (December 31, 2024 – 9,285,424).

Year ended December 31, 2024

On June 14, 2024, the Company closed the first tranche of a non-brokered private placement offering (the “June 2024 Financing”), pursuant to which the Company issued an aggregate 961,730 units of the Company (the “June 2024 Units”) at a price of $15.60 per June 2024 Unit for aggregate gross proceeds of $15,002,999. Each June 2024 Unit was comprised of one Common Share and one Common Share purchase warrant of the Company (each, a “June 2024 Warrant”).

On June 21, 2024, the Company closed the second tranche of the June 2024 Financing and issued an additional 801,090 June 2024 Units at $15.60 per June 2024 Unit for gross proceeds of $12,497,000.

Each June 2024 Warrant entitles the holder thereof to acquire one Common Share for a period expiring 60 months following the date of issuance at a price of $22.00 per Common Share. If, at any time prior to the expiry date, the volume-weighted average trading price of the Common Shares is at least $40.00 per Common Share for a period of 20 trading days, the Company may, at its option, accelerate the expiry date with 30 days’ notice to the June 2024 Warrant holders.

In connection with the June 2024 Financing, the Company issued 51,250 June 2024 Units (comprised of 51,250 Common Shares and 51,250 non-transferable June 2024 Warrants) to a financial advisor.

The fair value of the June 2024 Warrants, calculated using the Monte Carlo model, was estimated at $12,533,135. Gross proceeds of $27,499,999 and related issuance costs of $358,746 in cash, and the value of $1,087,755 for 51,250 June 2024 Units granted to the financial advisor were allocated to the Common Shares and the June 2024 Warrants based on relative fair values. The key inputs used in the Monte-Carlo model were as follows:

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

During the year ended December 31, 2024, 6,313 Common Shares were issued for the net exercise of 13,905 Options.

b)	Warrants

The following summarizes Common Share purchase warrant activity:

	Nine months ended		Year ended
	September 30, 2025		December 31, 2024
	Number Outstanding	Weighted Average Exercise Price $	Number Outstanding	Weighted Average Exercise Price $
Outstanding, beginning of the year	2,126,342	23.02	344,555	30.00
Issued	7,313,726	9.57	1,814,070	22.00
Expired	(11,072)	(35.00)	(32,283)	(41.00)
Outstanding, end of the period	9,428,996	12.58	2,126,342	23.02

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

(Expressed in Canadian dollars)

At September 30, 2025, the Company had outstanding Common Share purchase warrants exercisable to acquire Common Shares as follows:

Warrants Outstanding	Warrants Exercisable	Expiry Date	Exercise Price $	Intrinsic Value $
301,200	301,200	June 28, 2026	28.75	-
1,012,981	1,012,981	June 14, 2029	22.00	-
801,089	801,089	June 21, 2029	22.00	-
3,833,334	3,833,334	March 18, 2028	11.00	-
3,480,392	3,480,392	March 18, 2028	8.00	-
9,428,996	9,428,996			-

c)	Omnibus Plan

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

The following summarizes the Option activity:

	Nine months ended		Year ended
	September 30, 2025		December 31, 2024
	Number Outstanding	Weighted Average Exercise Price $	Number Outstanding	Weighted Average Exercise Price $
Outstanding, beginning of the year	779,343	25.60	674,401	27.80
Granted	299,000	9.99	170,500	21.00
Exercised	(12,000)	(9.00)	(13,905)	(17.20)
Expired/cancelled	(52,553)	(19.53)	(51,653)	(40.20)
Outstanding, end of the period	1,013,790	21.51	779,343	25.60

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

(Expressed in Canadian dollars)

The total intrinsic value of Options exercised for the nine months ended September 30, 2025, was $30,996 (year ended December 31, 2024 - $149,405).

During the nine months ended September 30, 2025, the Company granted an aggregate of 299,000 Options to employees, directors, officers and consultants with a term of five years. The Options have a weighted average exercise price of $9.99 per Common Share. Of the 299,000 Options granted, 287,500 vest as to one-half on the date of grant and the balance on the first anniversary of the date of grant, 7,000 vested immediately on the date of grant, and 4,500 vest annually in equal thirds beginning on the date of grant.

For the three and nine months ended September 30, 2025, a total of $287,499 (three months ended September 30, 2024 - $933,619) and $1,665,111 (nine months ended September 30, 2024 – $1,712,843), respectively, was recorded as share-based compensation expense and credited to additional paid-in capital related to Options.

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

	Nine months ended	Year ended
	September 30, 2025	December 31, 2024
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%
Expected share price volatility range	76.3-78.6%	74.2-79.8%
Weighted average expected share price volatility	77.5%	75.9%
Risk free interest rate	2.54%-2.70%	2.91%-3.23%
Expected life of Options	2.5-3.5 years	2.5-3.5 years

Details of Options outstanding as at September 30, 2025, are as follows:

Options Outstanding	Options Exercisable	Expiry Date	Exercise Price $	Intrinsic Value $
160,736	160,736	January 26, 2026	7.80	-
21,250	21,250	February 25, 2026	32.00	-
55,335	55,335	September 29, 2026	18.20	-
49,940	49,940	October 25, 2026	40.00	-
97,499	97,499	January 20, 2027	48.00	-
163,330	108,887	August 8, 2028	35.00	-
151,700	101,133	August 14, 2029	22.00	-
15,000	10,833	December 4, 2029	9.80	-
287,500	143,750	March 18, 2030	10.00	-
11,500	8,500	April 24, 2030	9.80	-
1,013,790	757,863			-

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

(Expressed in Canadian dollars)

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

During the nine months ended September 30, 2025, the Company granted an aggregate of 158,750 RSUs to employees, directors, officers and consultants with each RSU vesting in full on the first anniversary of the date of grant.

The following is a continuity of the RSUs which are fixed and are not subject to vesting conditions other than service:

	Nine months ended		Year ended
	September 30, 2025		December 31, 2024
	Number Outstanding	Weighted Average Grant-Date Fair Value Per Award $	Number Outstanding	Weighted Average Grant-Date Fair Value Per Award $
Outstanding, beginning of the year	50,000	12.00	-	-
Granted	158,750	8.20	50,000	12.00
Vested / Settled	(4,166)	(12.00)	-	-
Outstanding, end of the period	204,584	9.04	50,000	12.00

For the three and nine months ended September 30, 2025, a total of $408,908 (three months ended September 30, 2024 – $nil) and $987,460 (nine months ended September 30, 2024 - $nil), respectively, was recorded as share-based compensation expense and credited to additional paid-in capital related to RSUs.

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

The following is a continuity of the DSUs:

	Number of Awards	Price(1) $	Fair Value $
DSUs outstanding at December 31, 2023	36,548	24.20	884,481
Granted	71,688	14.24	1,020,523
Fair value adjustment			(963,340)
DSUs outstanding at December 31, 2024	108,236	8.70	941,664
Redeemed	(19,335)	9.85	(190,446)
Fair value adjustment			(73,792)
DSUs outstanding at September 30, 2025	88,901	12.60	677,426
Less: current portion	39,915	12.60	339,959
Non-current portion	48,986	12.60	337,467

Note:

(1)	For DSUs granted and outstanding, price represents the closing price of the Company’s Common Shares on the grant date and balance sheet date, respectively. For DSUs redeemed, price represents the volume weighted average price on the TSXV for the last five trading days immediately preceding the redemption date.

During the nine months ended September 30, 2025, the Company did not grant DSUs. During the three and nine months ended September 30, 2025, the Company recorded a fair value adjustment gain of $442,727 and $73,792, respectively, on the outstanding DSUs. During the three and nine months ended September 30, 2024, the DSU compensation, net of fair value adjustments, was $164,193 and $408,590, respectively.

The DSUs are classified as a derivative financial liability measured at fair value, with changes in fair value recorded in profit or loss. The fair value of the DSUs was determined based on the closing price of the Company’s Common Shares on the respective balance sheet date. As at September 30, 2025, the Company reassessed the fair value of the DSUs at $677,426 and recorded the amount as a DSU liability (December 31, 2024 - $941,664).

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

(Expressed in Canadian dollars)

12. RELATED PARTY TRANSACTIONS

The following amounts due to related parties are included in trade payables and accrued liabilities (Note 7).

	September 30, 2025 $	December 31, 2024 $

Directors and officers of the Company	11,500	1,259,665
Total	11,500	1,259,665

Included in the amounts due to related parties at December 31, 2024, is $1,168,729 due to the Company’s former Chief Executive Officer related to his departure from the Company and is payable in equal monthly installments of $48,697 until December 31, 2026. The former Chief Executive Officer was not considered a related party at September 30, 2025.

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

On March 18, 2025, the Company closed the March 2025 Financing which included the conversion of its Term Loan held by EdgePoint and its affiliates to equity (Note 9). The Company issued to EdgePoint and its affiliates an aggregate of 3,480,392 Settlement Units. As of September 30, 2025, EdgePoint and its affiliates beneficially owned an aggregate of 4,672,053 Common Shares and 4,166,207 warrants, representing approximately 21.8% of the outstanding Common Shares (approximately 34.5% on a partially-diluted basis assuming the exercise of all warrants held by EdgePoint).

In connection with the Private Placement (Note 11(a)), certain insiders of the Company subscribed for an aggregate of 196,833 Private Placement Units for gross proceeds of $1,181,000.

For the three and nine months ended September 30, 2025, the Company paid interest of $nil (three months ended September 30, 2024 - $524,912) and $268,896 (nine months ended September 30, 2024 - $1,563,324), respectively, to Cymbria. For the three and nine months ended September 30, 2025, the Company recognized a loss on the Debt Conversion of $nil and $5,982,434 (three and nine months ended September 30, 2024 - $nil), respectively.

(b)	Key management personnel are defined as members of the Board of Directors and certain senior management.

Key management compensation was related to the following:

	Three months ended September 30,		Nine months ended September 30,
	2025 $	2024 $	2025 $	2024 $
Salaries and management fees	186,145	269,615	646,654	761,797
Severance and transition costs	728,611	-	728,611	-
Site operations and administration	337,566	534,426	1,173,023	1,714,022
Director fees, net of DSU fair value movements	(336,784)	164,193	280,267	408,590
Share-based compensation	273,923	426,534	1,019,060	868,530
Total compensation	1,189,461	1,394,768	3,847,615	3,752,939

For the three and nine months ended September 30, 2025, the Company incurred $728,611 in severance and transition costs related to the departure of the Company’s former Chief Financial Officer (three and nine months ended September 30, 2024 – $nil).

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

(Expressed in Canadian dollars)

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying value of cash and cash equivalents, trade payables and accrued liabilities approximate their fair value due to their short-term nature and therefore have been excluded from the table below. A summary of the carrying value and fair value of other financial instruments were as follows:

		September 30, 2025		December 31, 2024
	Classification	Carrying Value $	Fair Value $	Carrying Value $	Fair Value $
DSU liability	Level 1	677,426	677,426	941,664	941,664
Vehicle financing	Level 2	283,510	283,510	246,137	246,137
Mortgage payable	Level 2	1,413,144	1,413,144	-	-
Term loan	Level 3	-	-	18,983,212	20,862,478
NSR option liability	Level 2	2,750,000	2,750,000	2,750,000	2,750,000

DSU liability – the fair value of the DSUs is measured using the closing price of the Company’s Common Shares at the end of each reporting period.

Vehicle financing and mortgage payable – the fair values approximate carrying values as the interest rates are comparable to current market rates.

Term loan – the term loan was carried at amortized cost. The fair value measurement of the term loan was based on an income approach.

NSR option liability – The fair value of the NSR options is determined using a valuation model that incorporates such factors as discounted cash flow projections, metal price volatility, and risk-free interest rate. As the NSR options are exercisable entirely at the discretion of Cymbria and the underlying projects are in the exploration stage, the fair value of the call and put on the options as at September 30, 2025, and December 31, 2024, is $nil.

The following represents a summary of the Company’s future debt maturities based on the principal amounts outstanding at September 30, 2025:

2025 $	2026 $	2027 $	2028 $	2029 $	Thereafter $	Total $
122,348	376,919	341,166	319,279	313,288	223,654	1,696,654

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

(Expressed in Canadian dollars)

14. SEGMENTED INFORMATION

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

The Company operates in one reportable operating segment being that of the acquisition, exploration and evaluation of mineral properties in three geographic segments, being Botswana, Barbados and Canada. The Company’s geographic segments are as follows:

	September 30, 2025 $	December 31, 2024 $
Current assets
Canada	10,939,252	4,066,121
Barbados	471,513	89,446
Botswana	5,093,943	3,462,676
Total	16,504,708	7,618,243

Exploration and evaluation assets
Botswana	8,471,766	8,846,821
Property, plant and equipment
Botswana	9,062,031	8,488,405

15. CONTINGENT LIABILITIES

There are no environmental liabilities associated with the Mines as at the acquisition dates as all liabilities incurred prior to the acquisitions are the responsibility of the sellers, BCL and TNMC. The Company has an obligation for the rehabilitation costs arising subsequent to the acquisitions. As of September 30, 2025, there were no material rehabilitation costs for which the Company expects to incur, and management is not aware of or anticipating any contingent liabilities that could impact the financial position or performance of the Company related to its exploration and evaluation assets.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

(Expressed in Canadian dollars)

16. GENERAL AND ADMINISTRATIVE EXPENSES

Details of the general and administrative expenses are presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2025 $	2024 $	2025 $	2024 $
Advisory and consultancy	65,696	96,262	122,367	268,710
Filing fees	129,693	189,783	221,767	460,485
General office expenses	86,807	122,890	222,949	310,469
Insurance	184,625	79,235	337,975	249,591
Professional fees	615,249	363,868	1,345,853	925,498
Salaries and management fees	378,264	430,725	1,286,935	1,467,406
Severance and transition costs	728,611	-	728,611	-
Share-based compensation	537,235	548,776	2,035,127	1,082,348
Total	2,726,180	1,831,539	6,301,584	4,764,507

For the three and nine months ended September 30, 2025, the Company incurred $728,611 in severance and transition costs related to the departure of the Company’s former Chief Financial Officer (three and nine months ended September 30, 2024 – $nil).

17. SUBSEQUENT EVENT

On October 28, 2025, the Company announced a brokered “best efforts” public offering in Canada and concurrent private placement in the United States (the “Offering”). On October 30, 2025, the Company announced an upsizing of the Offering to 14,035,100 units of the Company (the “November 2025 Units”) at a price of $5.70 per November 2025 Unit for aggregate gross proceeds of up to $80,000,070.

Each November 2025 Unit will consist of one Common Share and one common share purchase warrant of the Company (each, a “November 2025 Warrant”). Each November 2025 Warrant will entitle the holder to acquire one Common Share for a period expiring 24 months following the date of issuance at a price of $8.00.

The agents will receive a cash fee equal to 6% of the gross proceeds of the Offering, subject to a reduced cash fee equal to 2.0% for sales to certain individuals on gross proceeds of up to $7,000,000 million.

The Offering is expected to close on November 17, 2025 (the “Closing Date”) and remains subject to customary closing conditions.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) for NexMetals Mining Corp. contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Risk Factors” in Part II, Item 1A of this Report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date hereof. You should read this Report and the documents that we have filed as exhibits to this Report completely and with the understanding that our actual future results may be materially different from what we expect.

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

Unless otherwise indicated, all references to “$”, “C$” and “dollars” in this Report refer to Canadian dollars, references to “US$” in this Report refer to United States dollars and references to “BWP” in this Report refer to Botswanan pula. On September 30, 2025, the daily exchange rate: (i) for one United States dollar expressed in Canadian dollars was US$1.00 = C$1.3921 (or C$1.00 = US$0.7183); (ii) for one Botswanan pula expressed in Canadian dollars was BWP 1.00 = C$0.1033 (or C$1.00 = BWP 9.6805); and (iii) for one Botswanan pula expressed in United States dollars was BWP 1.00 = US$0.0742 (or US$1.00 = BWP 13.4763). “This quarter” or “the quarter” means the third quarter (“Q3”) of 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (this “MD&A”) of our financial condition and results of operation should be read in conjunction with the unaudited condensed interim consolidated financial statements of the Company and accompanying notes thereto for the quarters ended September 30, 2025, and 2024 (the “Quarterly Financial Statements”) appearing elsewhere in this Report. This discussion and analysis below includes forward-looking statements within the meaning of applicable securities laws that are subject to risks, uncertainties and other factors described in the “Risk Factors” section in Part II, Item 1A of this Report that could cause actual results to differ materially from those anticipated in these forward-looking statements as a result of various factors. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. We caution you to read the “Cautionary Note Regarding Forward-Looking Statements” section of this Report.

In this MD&A, unless the context otherwise requires, references to “the Company” or “NEXM” refer to NexMetals Mining Corp. and its consolidated subsidiaries. All monetary amounts in the discussion are expressed in Canadian dollars unless otherwise indicated.

Company Overview

NEXM is a mineral exploration and development company focused on the discovery and advancement of high-quality copper-nickel-cobalt-platinum group elements (“Cu-Ni-Co-PGE”) resources. The principal assets of the Company are the Selebi Main and Selebi North copper-nickel-cobalt (“Cu-Ni-Co”) mines in Botswana and related infrastructure (together, the “Selebi Mines”), as well as the Cu-Ni-Co-PGE Selkirk mine in Botswana, together with associated infrastructure and four surrounding prospecting licenses (collectively, the “Selkirk Mine” and together with the Selebi Mines, the “Mines”). NEXM is committed to governance through transparency, accountability, and open communication among NEXM’s team and stakeholders.

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

NEXM is headquartered in Vancouver, British Columbia, Canada and its common shares (the “Common Shares”) are publicly traded on the Nasdaq Capital Market (the “Nasdaq”) and the TSX Venture Exchange (the “TSXV”) under the symbol “NEXM”. Prior to June 11, 2025, the Company traded on the TSXV under its previous name and symbol, Premium Resources Ltd. and PREM, respectively.

Highlights and Key Developments:

●	On January 31, 2025, the Company filed the Selkirk Mineral Resource Estimate (“MRE”) in conformance with the SEC’s Modernized Property Disclosure Requirements for Mining Registrants as described in Subpart 229.1300 of Regulation S-K, Disclosure by Registrants Engaged in Mining Operations (S-K 1300) and Item 601(b)(96) Technical Report Summary, entitled “S-K 1300 Technical Report Summary, Selkirk Nickel Project, North East District, Republic of Botswana” (the “Selkirk TRS”) and dated January 8, 2025 (with an effective date of November 1, 2024) for its Selkirk Mine. The Selkirk MRE provides a solid foundation for advancing the Selkirk deposit to an economic study.

●	On March 18, 2025, the Company closed a significant recapitalization of the Company which included a $46.0 million non-brokered equity private placement and the equity conversion of its $20.9 million three-year term loan with Cymbria Corporation. The March 2025 Financing has resulted in the successful deleveraging of the Company’s balance sheet and has provided the Company with the funds necessary to advance its new strategic direction. On March 20, 2025, Morgan Lekstrom was appointed as the Company’s Chief Executive Officer. For a summary of the transactions, see “Liquidity & Capital Resources — Financings”.

●	The Company announced the following appointments to the board of directors (the “Board of Directors” or the “Board”):

	○	Chris Leavy on March 25, 2025
	○	André van Niekerk on April 24, 2025; and
	○	Philipa Varris on July 23, 2025.

The Company also appointed Paul Martin to Chairman of the Board, previously serving as Director and Interim Chief Executive Officer, on March 20, 2025. James K. Gowans retired as Chairman of the Board but continues as a director of the Company. The Company also announced the retirements of William O’Reilly, Don Newberry, and Norman MacDonald as directors of the Company.

●	On April 10, 2025, the Company announced a new strategic direction for the Mines. The Company’s strategic direction is aimed at rapidly demonstrating the size potential of the Selebi North and Selebi Main deposits. The Company is aggressively executing a carefully designed exploration drilling program at the Selebi Mines while concurrently finalizing metallurgical work to identify the optimal mineral processing method to consider in a future economic study. In addition, the Company is advancing the Selkirk Mine through ongoing work programs focused on resource expansion and metallurgical flowsheet development. For more information relating to the activities, see “Exploration and Evaluation Activities and Mineral Properties” below.

●	On June 3, 2025, shareholders approved the Company’s adoption of a new “rolling up to 10%” long-term omnibus incentive plan which replaces the Company’s existing stock option plan, restricted share unit plan, and deferred share unit plan.

●	On June 9, 2025, the Company announced that it changed its name from “Premium Resources Ltd.” to “NexMetals Mining Corp.” On June 11, 2025, the Company’s Common Shares commenced trading on the TSXV under the new name and new stock ticker symbol, “NEXM”.

●	On June 16, 2025, the Company announced the appointment of Brett MacKay as Senior Vice President & Chief Financial Officer.

●	On June 20, 2025, the Company’s Common Shares were consolidated on the basis of twenty (20) pre-consolidated shares for every one (1) post-consolidation share in connection with the Company’s listing on the Nasdaq which requires a minimum bid price of US$4.00 per share under its initial listing requirements.

●	On July 16, 2025, the Company’s Common Shares began trading on the Nasdaq under the symbol “NEXM”.

●	On July 17, 2025, the Company announced that it had received a non-binding letter of interest (“LI”) from the Export-Import Bank of the United States (“EXIM”). The LI indicates the potential for up to US $150 million in financing, with a maximum 15-year repayment tenor, to support the re-development of the Company’s Mines.

●	On October 10, 2025, the Company announced that it had continued out of the provincial jurisdiction of Ontario into the jurisdiction of the Province of British Columbia under the Business Corporations Act (British Columbia).

●	On October 28, 2025, the Company announced a brokered “best efforts” public offering in Canada and concurrent private placement in the United States. On October 30, 2025, the Company announced an upsizing of the Offering to 14,035,100 units of the Company at a price of $5.70 per November 2025 Unit for aggregate gross proceeds of up to $80,000,070, with each unit consisting of one Common Share and one common share purchase warrant. The net proceeds from the Offering are expected to be used to fund the prepayment of the first contingent milestone payment under the Selebi APA and Selkirk APA, the timing of which is planned prior to the end of 2025, to advance exploration and development activities at the Mines, and for working capital and general corporate purposes. See “Liquidity and Capital Resources – Financings”.

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

Exploration and Evaluation Activities

The following table outlines the key milestones, estimated timing and costs related to each of the Mines, based on the Company’s reasonable expectations, intended courses of action and current assumptions and judgement, with information based as of September 30, 2025.

Key Milestones for Project	Expected Timing of Completion	Anticipated Costs
Exploration and Development
Selebi Mines and Selkirk Mine exploration and drilling programs	Ongoing, costs to December 31, 2025	$1.9 million to $2.5 million
Selebi Mines underground development	Ongoing, costs to December 31, 2025	$0.4 million to $0.7 million
Capital expenditures(1)	Ongoing, costs to December 31, 2025	$0.8 million to $1.2 million
Studies & Operating Costs
Advancing project economics(2)	Ongoing, costs to December 31, 2025	$2.7 million to $3.3 million
Operating costs	Ongoing, costs to December 31, 2025	$2.8 million to $3.4 million

Notes:

(1)	Includes mobile equipment purchases and refurbishments, electrical equipment, and a drill conversion kit in support of drill programs and underground development.
(2)	Includes advancing project economics through further metallurgical sampling and testing, evaluation of XRT (“X-ray Transmission”) pre-concentration sorting, and related flowsheet design.

Readers are cautioned that the above represents the opinions, assumptions and estimates of management considered reasonable at the date the statements are made and are inherently subject to a variety of risks and uncertainties and other known and unknown factors that could cause actual events or results to differ materially from those described above. See “Cautionary Note Regarding Forward Looking Statements.”

Mineral Properties

The information that follows relating to the Selebi Mines is derived from, and in some instances is an extract from, the Selebi Technical Report Summary entitled “S-K 1300 Technical Report Summary Selebi Mines, Central District, Republic of Botswana” with an effective date of June 30, 2024 and a signature date of December 17, 2024, prepared by SLR Consulting (Canada) Ltd. (the “Selebi TRS”), prepared in compliance with the SEC’s Modernization of Property Disclosures for Mining Registrants set forth in subpart 1300 of Regulation S-K.

The information that follows relating to the Selkirk Mine is derived from, and in some instances is an extract from, the Selkirk Technical Report Summary entitled “S-K 1300 Technical Report Summary, Selkirk Nickel Project, North East District, Republic of Botswana” with an effective date of November 1, 2024, and a signature date of January 8, 2025, prepared by SLR Consulting (Canada) Ltd., prepared in compliance with the SEC’s Modernization of Property Disclosures for Mining Registrants set forth in subpart 1300 of Regulation S-K.

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

The Selebi Mines infrastructure includes two previously operating mines, Selebi Main (#2 Shaft) and Selebi North (#4 Shaft), and associated surface infrastructure. The Selebi Main deposit began production in 1980 and Selebi North began production in 1990. Mining terminated at both operations in 2016 due to weak global commodity prices and a failure in the separate Phikwe smelter processing facility. The BCL assets were subsequently placed under liquidation in 2017.

The Selebi Mines consist of a single mining licence covering an area of 11,504 hectares. The mining licence is centred approximately at 22°03’00”S and 27°47’00”E. Mining licence 2022/1L was granted to PNRPL on January 31, 2022, over the Selebi Mines deposits discovered under mining licence 4/72. The original licence which had been granted to BCL on March 7, 1972, which covered both Selebi and Phikwe project areas, was amended several times and renewed once, and was set to expire on March 6, 2022. The current mining licence is limited to the Selebi Main and Selebi North deposits and their surrounding areas, expires May 26, 2032, and excludes the Phikwe mines and associated infrastructure.

Selebi Mines Mineral Resource Estimate, June 30, 2024

		Tonnage	Grade		Contained Metal
Classification	Deposit	(Mt)	(% Cu)	(% Ni)	(000 t Cu)	(000 t Ni)
Indicated	Selebi North	3.00	0.90	0.98	27.1	29.5
	Total Indicated	3.00	0.90	0.98	27.1	29.5
Inferred	Selebi Main	18.89	1.69	0.88	319.2	165.5
	Selebi North	5.83	0.90	1.07	52.5	62.4
	Total Inferred	24.72	1.50	0.92	371.7	227.9

The key assumptions, parameters, and methods used to estimate the mineral resources are contained in the Selebi TRS. Readers are cautioned not to assume that all or any part of Indicated Mineral Resources will ever be converted into Mineral Reserves as defined by S-K 1300. Readers are cautioned not to assume that all or any part of an Inferred Mineral Resource exists or that, if it exists, is economically or legally mineable, or that an Inferred Mineral Resource will ever be upgraded to a higher category.

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

In March 2025, the Selebi North Underground Resource Expansion Drilling program commenced with one drill rig targeting Borehole Electromagnetic (“BHEM”) plates located down-dip and down-plunge from the N3, N2, and South Limbs. Drill hole SNUG-25-184 intersected mineralization in the South Limb 183 metres down-plunge from the Selebi Mines MRE, and in the N2 Limb 300 metres down-plunge of the MRE. Highlights from this hole included 13.50 metres of 3.68% CuEq1 (1.13% Cu, 1.24% Ni, 0.06% Co) in the South Limb and 6.25 metres of 2.16% CuEq1 (0.62% Cu, 0.75% Ni, 0.04% Co) in the N2 Limb. A BHEM survey completed in SNUG-25-184 revealed strong anomalies, confirming the South Limb and N2 Limb remain open down-plunge.

Follow-up hole SNUG-25-186 was drilled to test modeled conductors and intersected South Limb mineralization 132 metres down-plunge of SNUG-25-184. Highlights from this hole included 16.25 metres of 3.06% CuEq1 (1.13% Cu, 0.94% Ni). As a result, South Limb mineralization has been extended 315 metres down-plunge beyond the 2024 Selebi Mines MRE, representing an increase in the Selebi North South Limb plunge extent by 35%.

Additional holes have been designed to evaluate the lateral extent of the down-plunge extensions in the South Limb and N2 Limbs with the purpose of collecting sufficient additional data to include the new mineralization in an updated MRE.

●	SNUG-25-189 intersected mineralization in the South Limb and N2 Limb with assay highlights of 4.90 metres of 4.39% CuEq[1] (0.73% Cu, 1.77% Ni) in the South Limb and 19.40 metres of 3.93% CuEq[1] (1.05% Cu, 1.40 % Ni) in the N2 Limb.

●	SNUG-25-194, the thickest interval of mineralization drilled thus far under the 2025 Selebi North Underground Resource Expansion Drilling program, intersected 32.60 metres of continuous mineralization at South Limb, including an aggregate total of 19.90 metres of massive sulphide across five sub-intervals.

During 2025 and up to the date of this Report, the Company has drilled approximately 8,173 metres in 14 holes as part of the Selebi North Underground Resource Expansion Drilling program. Assays for a total of approximately 41,189 metres across 91 completed holes at Selebi North have not been accounted for in the 2024 Selebi Mines MRE. All core is sampled and sent to ALS Chemex in Johannesburg for analysis. All holes are surveyed with a gyro instrument and selected holes are surveyed with BHEM geophysical tools.

Selebi Main

The Company implemented a surface drilling program at Selebi Main to investigate BHEM responses beyond the end of several holes, interpreted to be caused by a potential third parallel mineralized horizon beneath the two known zones. The drill testing has been through the extension of 4 historic drill holes, to target a large conductor interpreted to lie 150 to 200 metres beneath the Selebi Main resource. Although a thick zone of altered amphibolite host rock has been intersected, no significant mineralization was present in either the original or revised target area. A total of 969 metres in 4 hole extensions was completed. BHEM surveys in these hole extensions have provided additional information that indicate a steeper target dip than was assumed in the initial interpretation of the building responses. Additional drilling is planned.

1CuEq was calculated using the formula CuEq=Cu+2.06*Ni assuming long-term prices of US$10.50/lb Ni and US$4.75/lb Cu, and nickel and copper recoveries of 72.0% and 92.4%, respectively, derived from metallurgical studies which consider a conceptual bulk concentrate scenario.

Selebi Hinge

During the second quarter of 2025, the Company commenced the surface drilling program targeting BHEM plates in the 2-kilometre gap zone between the Selebi North and Selebi Main deposits known as the “Hinge”. The program is designed to demonstrate the broader scale potential of the Selebi Mines and to further support the Company’s core thesis that these deposits are larger than previously recognized.

The program is being executed using two company-owned underground U5 drills which were converted into surface A5 drills, and a new Marcotte HTM2500 drill purchased by the Company capable of drilling to depths of 2,500 metres (NQ core) which arrived on site in July.

To date, a total of 9,014 metres have been drilled as part of the Hinge surface program, comprising two completed holes, one hole extension, one abandoned hole and four holes currently in progress.

Studies

The historical BCL operations consisted of an integrated mining, concentrating and smelting complex which operated for over 40 years over the Selebi Phikwe project area. The smelter processed Selebi and Phikwe concentrates and toll treated nickel concentrates received from the Nkomati Nickel Mine and the Phoenix Mine. The concentrator plant and smelter were located adjacent to the Selebi Mines at the historical Phikwe Mine; however, these facilities were not included in the Company’s acquisition of the Selebi Mines and remain under separate ownership. Both facilities were placed on care and maintenance in 2016. Following the completion of comprehensive technical and trade-off studies, the Company intends to construct a new processing facility at the Selebi Mines to produce concentrate for commercial sale, or for further refining, and does not plan to restart the existing concentrator or smelter. The Company is also evaluating pre-concentration using XRT technology.

On July 28, 2025, the Company reported initial results from its bulk test work using XRT pre-concentration sorting at the Selebi Mines. The initial results demonstrated the potential to reduce the amount of waste rock being sent to the mill and enhance the head grade by over 15% compared to a bulk sample. By reducing the volume of waste into the mill, the waste volume directed to grinding and flotation circuits could be substantially reduced.

On September 3, 2025, the Company announced results from a comprehensive bulk sample-based metallurgical program. The program demonstrated the ability to generate two separate saleable copper and nickel-cobalt concentrates based on underground bulk samples from both the Selebi North and Selebi Main deposits. The optionality to produce separate saleable concentrates supports potential restart scenarios with significantly lower capital intensity and decreased execution risk. Based on these results, the Company now has an alternative path forward in which an on-site smelter or hydrometallurgical facility may not be required, significantly derisking the capital requirements and operational complexity of future production at the Selebi Mines.

The Company commenced a Preliminary Economic Assessment, as defined in NI 43-101 (“PEA”) in October 2025 for the Selebi Mines under the separate saleable concentrates scenario, the scope of which will include mine design and scheduling, process engineering, infrastructure planning, and capital and operating cost estimation. This assessment is being undertaken in accordance with Canadian disclosure standards and does not constitute an “initial assessment,” “pre-feasibility study,” or “feasibility study” as defined under the SEC’s Regulation S-K 1300.

Structural reviews are underway along with 3D modelling for the lower levels of the Selebi Mines to optimize drillhole positioning.

During the three and nine months ended September 30, 2025, the Company incurred $8,465,855 (three months ended September 30, 2024 - $7,988,816) and $23,080,313 (nine months ended September 30, 2024 - $20,682,696), respectively, in exploration and evaluation expenditures on the Selebi Mines. The Company incurred $8,735,401 to acquire the Selebi Mines, and has incurred a further $92,376,889 in exploration and evaluation expenditures project-to-date as at September 30, 2025.

Outlook

The Selebi North Underground Resource Expansion Drilling program is expected to conclude in November. BHEM surveys are planned to characterize the conductive trends associated with the newly intersected massive sulphides to confirm continuity and outline strike extent. Initial interpretations indicate that the new data will contribute to resource expansion in an updated MRE.

The Selebi Hinge drilling offers a strategic opportunity for potential substantial resource expansion. The drill holes with subsequent follow-up holes are designed to provide sufficient data to support the inclusion of new results in an updated MRE. The final holes of this program are expected to commence prior to the year-end pause in drilling activities.

In addition to drilling, the Company is advancing study work. Mineralogical studies and flowsheet optimization are underway with the objective of improving recoveries under the separate saleable concentrates scenario, which includes the completion of studies on (i) copper rougher tailings and nickel cleaner tailings streams to better understand nickel losses, (ii) assessing finer regrind opportunities to improve nickel liberation and recovery, and (iii) conducting batch tests on Selebi Main and Selebi North material individually. Flowsheet designs will also take into consideration the ongoing XRT pre-concentration sorting evaluations. The Company plans to continue advancing the 3D modelling work to continually optimize drill hole placement. Hydrometallurgical studies have been deferred pending the foregoing investigations.

Selkirk Mine, Botswana

The Selkirk Mine is located in the northeast of Botswana approximately 28 km southeast of the city of Francistown, and 450 km northeast of the national capital Gaborone. The property is accessed year-round via paved and gravel roads from Gaborone and Francistown. The Selkirk Mine infrastructure includes relict surface infrastructure supporting the historical underground mine, and the original decline.

The Selkirk Mine consists of a single mining licence covering an area of 1,458 hectares (14.58 km2) and four prospecting licences covering a total of 12,670 hectares (126.7 km2). The mining licence, 2022/7L, is centred approximately at 21°19’13” S and 27°44’17” E and is held by PNGPL, a subsidiary of NEXM. The mining licence was renewed for ten years commencing on May 27, 2022, and expires on May 26, 2032. The four prospecting licences (PL050/2010, PL051/2010, PL210/2010, and PL071/2011) were renewed during the first quarter of 2025 and will expire March 31, 2027.

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

Selkirk Mine Mineral Resource Estimate, November 1, 2024

	Tonnage	Grade				Contained Metal
Classification	(Mt)	(% Cu)	(% Ni)	(g/t Pd)	(g/t Pt)	(000 t Cu)	(000 t Ni)	(000 oz Pd)	(000 oz Pt)
Inferred	44.2	0.30	0.24	0.55	0.12	132	108	775	174

The key assumptions, parameters, and methods used to estimate the mineral resources are contained in the Selkirk TRS. Readers are cautioned not to assume that all or any part of an Inferred Mineral Resource exists or that, if it exists, is economically or legally mineable or that an Inferred Mineral Resource will ever be upgraded to a higher category.

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

Exploration

In May 2025, the Company commenced a 12-hole surface drilling program. The program was focused on twinning 11 historical holes to collect metallurgical samples and validate legacy data with a twelfth hole to fill a gap in the resource. The 11 twinned holes provided fresh HQ-sized core to support metallurgical flowsheets, generate material for preliminary XRT pre-concentration sorting tests, and to support the potential expansion and upgrade of the resource. The Company has completed the 12-hole surface drilling program which consisted of 3,903 metres. Assays have been released for 8 of the 11 holes, highlights of which include 201 metres of 0.91% CuEq2, 210 metres of 1.06% CuEq2, and 219 metres of 1.03% CuEq2.

In July 2025, the Company commenced a 3-hole exploration program targeting untested historical Versatile Time-Domain Electromagnetic (“VTEM”) anomalies located immediately south of the Selkirk resource. The Company has completed the 3-hole exploration program which consisted of 522 metres. Two of the three drill holes are located along the same geological horizon of the Selkirk deposit and intersected intervals of massive and disseminated sulphides. Assays are pending.

All fifteen holes were surveyed and returned BHEM anomalies that are known to correlate directly with massive or semi-massive sulphide mineralization. Surveys from the deepest holes identified modeled plates located down-plunge of the Selkirk MRE. The strong and consistent correlation with massive sulphides has confirmed that BHEM is a proven exploration tool for identifying additional mineralization at the Selkirk Mine.

In September 2025, a historic hole originally drilled by TNMC in 2003 to a depth of 1,054.7 metres was reamed and reopened to enable gyro and BHEM surveys. The hole, located approximately 450 metres southwest of the conceptual open pit, provides an opportunity to evaluate the down-plunge potential of the Selkirk deposit. Results from the BHEM survey identified high-quality conductors.

The Company continued its re-sampling program of historic drill core throughout the year, targeting both resource expansion and reclassification in an updated MRE and to obtain complete PGE analysis. An additional 34 historical holes have been identified for resampling. To date, 31 holes have been processed, relogged and resampled. A total of 17 holes from a previous program were completed with assays announced in October 2024, while results from an initial 6 holes of the current 34 hole program were released on August 28, 2025. Assays for the remaining 2025 holes are pending. The results received to-date for the 2025 program have confirmed large intercepts of mineralization within the current Selkirk MRE as well as outside of the Selkirk MRE and within the conceptualized pit shell demonstrating potential for expansion of the deposit.

Work has commenced on the four prospecting licences, consisting of surface EM surveys and soil sampling programs designed to follow up on historic exploration data.

Studies

Metallurgical studies are ongoing, focused on supporting the development of a modern metallurgical flowsheet including the potential for XRT pre-concentration. Sample preparation works for separate copper and nickel concentrate testing are also underway using the large diameter drill core. The results of this work will be incorporated into an updated Mineral Resource Estimate and future economic evaluations.

During the three and nine months ended September 30, 2025, the Company incurred $2,084,888 (three months ended September 30, 2024 - $606,725) and $3,790,561 (nine months ended September 30, 2024 - $1,125,865), respectively, in exploration and evaluation expenditures on the Selkirk Mine. The Company incurred $327,109 to acquire the Selkirk Mine, and has incurred a further $6,849,063 in exploration and evaluation expenditures project-to-date as at September 30, 2025.

2CuEq% calculated using the formula Cu% + Ni%*(55.605/53.913) + Pd g/t*(22.948/53.913) + Pt g/t*(14.891/53.913) from the Selkirk Technical Report.

Outlook

With the 2025 drilling programs now complete, the Company intends to focus on advancing the metallurgical testwork. The results of these studies, together with the new assay results, will support the preparation of an updated MRE. In parallel, surface geophysical surveys and soil sampling have commenced over prospective geology within the Selkirk mining licence and the adjoining prospecting licences.

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

No exploration work was completed in the first three quarters of 2025 on the Post Creek Property. The claims have sufficient work credits to keep them in good standing until 2030. No material expenditures or activities are contemplated on the Post Creek property at this time.

Halcyon Property

The Halcyon property is located 35 kilometres northeast of Sudbury in the Parkin and Aylmer townships and consists of 62 unpatented mining cells for a total of 1,024 hectares. Halcyon is adjacent to the Post Creek property and is approximately two kilometres north of the Podolsky Mine. The property was acquired through an option agreement and as at the date of this Report, the Company holds a 100% interest in the Halcyon property and is obligated to pay advances on a net smelter return of $8,000 per annum, which will be deducted from any payments to be made under the net smelter return.

No exploration work was completed in the first three quarters of 2025 on the Halcyon Property. The claims are in good standing through 2030. No material expenditures or activities are contemplated on the Halcyon property at this time.

Maniitsoq Nickel-Copper-PGM Project, Southwest Greenland

In December 2024, the Company notified the Government of Greenland that it was relinquishing its licences effective immediately. Removal of the remaining structures from the camp was completed in September 2025. The Company is awaiting final approval of the relinquishment from authorities. The Company provisioned $nil and $140,000 for the three and nine months ended September 30, 2025 (three and nine months ended September 30, 2024 - $nil) for the remediation work at the property.

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

The following table summarizes the Company’s operations for the three- and nine-month periods ended September 30, 2025, and September 30, 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	$	$	$	$

EXPENSES
General exploration expenses	10,658,319	8,628,426	27,131,192	21,937,161
Depreciation and amortization	494,321	354,581	1,561,471	1,088,483
General and administrative expenses	2,726,180	1,831,539	6,301,584	4,764,507
Investor relations and communications	1,748,375	106,527	3,891,820	266,619
Director fees	105,943	317,497	354,059	882,410
Fair value movement of DSUs	(442,727)	(153,304)	(73,792)	(473,820)
Net foreign exchange loss	282,941	146,359	566,184	360,361
LOSS FOR THE PERIOD BEFORE OTHER ITEMS	15,573,352	11,231,625	39,732,518	28,825,721

OTHER ITEMS
Interest (income) expense, net	(70,381)	(13,388)	(323,276)	2,433
Interest expense and accretion on Term Loan	-	786,723	428,371	2,317,178
Impairment loss	501,497	-	501,497	-
Loss on Term Loan extinguishment	-	-	5,982,434	-
NET LOSS FOR THE PERIOD	16,004,468	12,004,960	46,321,544	31,145,332

●	General exploration expenses increased by $2,029,893 and $5,194,031 for the three and nine months ended September 30, 2025, respectively, as the Company advanced its new strategic direction aimed at rapidly demonstrating the size potential of the Mines through expansionary drilling, metallurgical flowsheet development, and other studies and evaluation work. For more information relating to the activities, see “Exploration and Evaluation Activities and Mineral Properties”.

●	Depreciation increased by $139,740 and $472,988 for the three and nine months ended September 30, 2025, respectively, due to significant property, plant and equipment acquisitions over the past twelve months. Depreciation for the nine months ended September 30, 2025, also includes the acceleration of depreciation on certain software assets.

●	General and administrative expenses increased by $894,641 and $1,537,077 for the three and nine months ended September 30, 2025, respectively. During Q3 2025, the Company incurred $728,611 in severance and transition costs related to the departure of the Company’s former Chief Financial Officer. The increase for the nine months ended September 30, 2025, is also attributable to higher share-based compensation expense, reflecting the grant of 287,500 Options and 158,750 RSUs in March 2025.

●	Investor relations and communications increased by $1,641,848 and $3,625,201 for the three and nine months ended September 30, 2025, respectively, a result of the effort to create market awareness about the Company’s new branding, strategic direction and related activities at the Mines, and creating U.S. market awareness of the Company’s Nasdaq listing. The Company incurred costs attending conferences, meeting with investors and engaging investor and communication services. The increase in spend was the result of a planned expansion of additional marketing strategies in the second and third quarter of 2025.

●	Director fees decreased by $211,554 and $528,351 for the three and nine months ended September 30, 2025, respectively, primarily due to amendments to the Company’s board compensation plan in 2025 that reduced overall director remuneration. Additionally, only the cash retainer portion of the 2025 director fees has been paid to date, with the issuance of DSUs expected in the fourth quarter of 2025.

●	Fair value movement of DSUs reflects mark-to-market adjustments to the DSU liability arising from changes in the Company’s Common Share price. Fair value gains reflect a decrease in the Common Share price during the reporting period.

●	Interest income and expense represents interest earned on cash and cash equivalent deposits and interest incurred on the Company’s vehicle financing, mortgage payable, and previous lease liabilities. Net interest income increased by $56,993 and $325,709 for the three and nine months ended September 30, 2025, respectively. The increase was primarily driven by higher interest income from increased cash balances. In addition, interest expense was lower in 2025 as the final instalments on the drilling equipment and Syringa Lodge leases were paid in Q2 2024 and Q4 2024, respectively, eliminating related lease interest charges in the current periods.

●	Interest expense and accretion on Term Loan comprises accrued interest on the Company’s now-extinguished Term Loan (see “Liquidity & Capital Resources – Financings” below), as well as the accretion of related transaction costs and fees. The decrease of $786,723 and $1,888,807 for the three and nine months ended September 30, 2025, respectively, relates to the conversion of the Term Loan to equity during the first quarter of 2025.

●	Impairment loss relates to care and maintenance costs incurred during the 2023 evaluation period of the Phikwe South and Southeast Extension deposits. These costs had previously been capitalized as part of the Selebi Mines acquisition cost. Following the Company’s decision not to pursue the acquisition of these deposits, the Company has determined that the carrying amount of these costs is no longer recoverable and has therefore recognized an impairment loss.

●	Loss on Term Loan extinguishment represents the difference between the fair value of the Settlement Units (defined in “Liquidity & Capital Resources – Financings”) issued and the carrying amount of the Term Loan on the date it was converted to equity.

Cash Flows

The following table summarizes the Company’s cash flows:

	Nine months ended September 30,
	2025 $	2024 $
Cash flows
Operating activities	(35,106,741)	(26,667,639)
Investing activities	(1,681,110)	(1,125,850)
Financing activities	45,109,552	26,136,270
Increase (decrease) in cash and cash equivalents before effects of exchange rate changes	8,321,701	(1,657,219)
Effect of exchange rate changes on cash and cash equivalents	(309,791)	(230,032)
Change in cash and cash equivalents for the period	8,011,910	(1,887,251)
Cash and cash equivalents at the beginning of the period	6,105,933	19,245,628
Cash and cash equivalents at the end of the period	14,117,843	17,358,377

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025, increased by $8,439,102 compared to the prior year comparable period resulting from: (i) an increase in general exploration expenses as the Company executed on its expansionary drilling, metallurgical flowsheet development, and other studies and evaluation work in the current year period; and (ii) an increase in investor relations and communications expenditures in an effort to create market awareness about the Company’s new strategic direction and related activities at the Mines.

Investing Activities

Key investing activities relate to the acquisition of property, plant and equipment. Net cash used in investing activities for the nine months ended September 30, 2025, increased by $555,260 compared to the prior year comparable period. The higher spending in 2025 primarily relates to the acquisition of a deep drill for the Selebi Hinge zone, kits for converting two underground U5 drills into surface A5 drills, and light duty vehicles.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025, increased by $18,973,282 compared to the prior year comparable period. The increase primarily reflects the closing of a Private Placement in March 2025 for gross proceeds of $46,000,000. In the comparative period, the Company closed a financing in June 2024 for gross proceeds of $27,454,421 (see “Liquidity and Capital Resources – Financings”).

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

As at September 30, 2025, the Company had $14,117,843 in available cash and cash equivalents (December 31, 2024 – $6,105,933), with no source of operating cash flows, nor any significant credit lines in place. As at September 30, 2025, the Company had working capital (calculated as total current assets less total current liabilities) of $9,972,465 (December 31, 2024 – $3,410,490). The increase in working capital is a result of the cash proceeds received from the Private Placement.

Financings

November 2025

On October 28, 2025, the Company announced a brokered “best efforts” public offering in Canada and concurrent private placement in the United States. On October 30, 2025, the Company announced an upsizing of the Offering to 14,035,100 November 2025 Units of the Company at a price of $5.70 per November 2025 Unit for aggregate gross proceeds of up to $80,000,070.

Each November 2025 Unit will consist of one Common Share and one common share purchase warrant of the Company. Each November 2025 Warrant will entitle the holder to acquire one Common Share for a period expiring 24 months following the date of issuance at a price of $8.00.

The net proceeds from the Offering are expected to be used to fund the prepayment of the first contingent milestone payment under the Selebi APA and Selkirk APA, the timing of which is planned prior to the end of 2025, to advance exploration and development activities at the Mines, and for working capital and general corporate purposes.

The agents will receive a cash fee equal to 6% of the gross proceeds of the Offering, subject to a reduced cash fee equal to 2.0% for sales to certain individuals on gross proceeds of $7,000,000 million. In connection with the Offering, on November 12, 2025 we entered into an agency agreement with the agents, a copy of which is attached hereto as Exhibit 10.1.

The Offering is expected to close on November 17, 2025 (the “Closing Date”) and remains subject to customary closing conditions.

Subject to any changes in the Company’s operational plan, this transaction will provide the Company with the funds required to prepay the first contingent milestone payment under the Selebi APA and Selkirk APA, advance its planned activities and cover administrative costs into the first quarter of 2027.

Going Concern

The ability of the Company to continue operations as a going concern is ultimately dependent upon achieving profitable operations and its ability to obtain adequate financing. The Company incurred a net loss of $16,004,468 and $46,321,544 for the three and nine months ended September 30, 2025, respectively (net loss of $12,004,960 and $31,145,332 for the three and nine months ended September 30, 2024, respectively). To date, the Company has not generated profitable operations from its resource activities. It is not possible to predict whether future financing efforts will be successful or if the Company will attain a profitable level of operations. These material uncertainties cast substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities, and the reported expenses and comprehensive loss that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material. In assessing whether a going concern assumption is appropriate, management considers all available information about the future, which is at least, but not limited to, twelve months from the date of this Report.

Contractual Obligations and Contingencies

As of September 30, 2025, the Company had commitments for capital expenditures over the next 12 months of $156,650 and the following other contractual obligations and commitments:

Selebi Mines

As per the Selebi APA, the following milestone payments remain outstanding:

●	US$25,000,000 payable upon the approval by the MMRGTES of the Company’s Section 42 and Section 43 applications (for the further extension of the mining license and amendment of mining programme, respectively) which are to be submitted in March 2026 and require a compliant economic study. The Company is planning to prepay this amount prior to the end of 2025.

●	US$30,000,000 payable on the completion of mine construction and production start-up (commissioning) by the Company, but not later than four years after the approval by the MMRGTES of the Company’s Section 42 and Section 43 applications.

As per the terms and conditions of the Selebi APA, the Company has the option to cancel the payments and return the Selebi Mines to the liquidator if the Company determines that the Selebi Mines are not economical. The Company also has an option to make the payments in advance if the Company determines that the Selebi Mines are economical. As of September 30, 2025, none of the conditions of the remaining milestone payments have been met, hence these amounts are not accrued in the Financial Statements.

In addition to the Selebi APA, the purchase of the Selebi Mines is also subject to a royalty agreement as well as a contingent consideration agreement with the liquidator. The royalty agreement consists of a net smelter royalty of 2% on the net value of sales of concentrate or other materials with respect to production from the Selebi mining licence, of which the Company has the right to buy-back 50%. The contingent consideration agreement consists of two components: (i) a sliding scale payment of US$0.50/tonne of ore up to US$1.40/tonne of ore with respect to the discovery of new mineable deposits greater than 25 million tonnes of ore from a base case of 15.9 million tonnes, with a minimum grade of 2.5% nickel equivalent, accrued at the time of a decision to mine; (ii) price participation of 15% on post-tax net earnings directly attributable to an increase of 25% or more in commodity prices, on a quarterly basis, for a period of seven years from the date of first shipment of concentrate or other materials.

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

Selkirk Mine

In regard to the Selkirk Mine, the purchase agreement does not provide for a purchase price or initial payment for the purchase of the assets. The Selkirk purchase agreement provides that if the Company elects to develop Selkirk first, the payment of the second Selebi instalment of US$25 million would be due upon the approval by the MMRGTES of the Company’s Section 42 and Section 43 applications (for the further extension of the Selkirk mining license and amendment of Selkirk mining programme, respectively). For the third Selebi instalment of US$30 million, if Selkirk were commissioned earlier than Selebi, the payment would trigger on Selkirk’s commission date. The Selkirk APA provides for a three-year study phase originally expiring August 17, 2025, which has been extended for one year to August 17, 2026.

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

Contingencies

There are no environmental liabilities associated with the Mines as at the acquisition dates as all liabilities incurred prior to the acquisitions are the responsibility of the sellers, BCL and Tati Nickel Mining Company (“TNMC”). The Company has an obligation for the rehabilitation costs arising subsequent to the acquisitions. As of September 30, 2025, there were no material rehabilitation costs for which the Company expects to incur, and management is not aware of or anticipating any contingent liabilities that could impact the financial position or performance of the Company related to its exploration and evaluation assets.

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

Segmented Disclosure

The Company operates in one reportable operating segment, being that of the acquisition, exploration and evaluation of mineral properties, in three geographic segments, being Canada, Barbados, and Botswana. The Company’s geographic segments are as follows:

	September 30, 2025 $	December 31, 2024 $
Current assets
Canada	10,939,252	4,066,121
Barbados	471,513	89,446
Botswana	5,093,943	3,462,676
Total	16,504,708	7,618,243

Exploration and evaluation assets
Botswana	8,471,766	8,846,821
Property, plant and equipment
Botswana	9,062,031	8,488,405

The Company’s exploration and evaluation activities are assessed at the individual project level. The Selebi and Selkirk projects below make up the Botswana geographic segment.

	Three months ended September 30, 2025
	Selebi $	Selkirk $	Other $	Total $
Drilling	1,490,905	818,759	-	2,309,664
Site operations, administration, & overhead	1,108,662	213,844	107,576	1,430,082
Infrastructure & equipment maintenance	770,407	100,497	-	870,904
Geology	1,089,997	535,669	-	1,625,666
Mine development	828,308	-	-	828,308
Electricity	1,557,944	6,945	-	1,564,889
Engineering & technical studies	432,178	164,461	-	596,639
Geophysics	124,688	148,161		272,849
Freight, tools, supplies, & other consumables	631,199	27,744	-	658,943
Health & safety	133,997	474	-	134,471
Environmental, social & governance	206,729	-	-	206,729
Share-based compensation	90,841	68,334	-	159,175
Total	8,465,855	2,084,888	107,576	10,658,319

	Nine months ended September 30, 2025
	Selebi $	Selkirk $	Other $	Total $
Drilling	5,209,483	1,521,991	-	6,731,474
Site operations, administration, & overhead	3,402,903	600,316	260,318	4,263,537
Infrastructure & equipment maintenance	2,212,685	100,498	-	2,313,183
Geology	2,109,834	865,740	-	2,975,574
Mine development	2,205,097	-	-	2,205,097
Electricity	3,287,186	15,597	-	3,302,783
Engineering & technical studies	1,770,926	192,056	-	1,962,982
Geophysics	594,456	169,100	-	763,556
Freight, tools, supplies, & other consumables	1,153,992	115,345	-	1,269,337
Health & safety	354,612	4,103	-	358,715
Environmental, social & governance	367,508	-	-	367,508
Share-based compensation	411,631	205,815	-	617,446
Total	23,080,313	3,790,561	260,318	27,131,192

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

The carrying value of cash and cash equivalents, trade payables and accrued liabilities approximate their fair value due to their short-term nature and therefore have been excluded from the table below. A summary of the carrying value and fair value of other financial instruments were as follows:

		September 30, 2025		December 31, 2024
	Classification	Carrying Value $	Fair Value $	Carrying Value $	Fair Value $
DSU liability	Level 1	677,426	677,426	941,664	941,664
Vehicle financing	Level 2	283,510	283,510	246,137	246,137
Mortgage payable	Level 2	1,413,144	1,413,144	-	-
Term loan	Level 3	-	-	18,983,212	20,862,478
NSR option liability	Level 2	2,750,000	2,750,000	2,750,000	2,750,000

DSU liability - the fair value of the DSUs is measured using the closing price of the Company’s Common Shares at the end of each reporting period.

Vehicle financing and mortgage payable - the fair values approximate carrying values as the interest rates are comparable to current market rates.

Term Loan – the Term Loan is carried at amortized cost. The fair value measurement of the Term Loan was based on an income approach.

NSR option liability – The fair value of the NSR options is determined using a valuation model that incorporates such factors as discounted cash flow projections, metal price volatility, and risk-free interest rate. As the NSR options are exercisable entirely at the discretion of Cymbria and the underlying projects are in the exploration stage, the fair value of the call and put on the options as at September 30, 2025, and December 31, 2024 is $nil.

The Company’s financial instruments are exposed to certain risks as discussed below:

Interest Rate Risk

The Company’s exposure to interest rate risk arises from the interest rate impact on its cash and cash equivalents and debt facilities. Interest incurred on the vehicle financing and mortgage payable is based upon a variable base rate, being the lending institution’s prime lending rate, plus a fixed rate margin. Each one percentage point change in interest rates would result in a $16,967 change in annual interest expense.

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

The following table illustrates the estimated impact a 5% USD and BWP change against the CAD would have on net loss before tax as a result of translating the Company’s foreign denominated financial instruments:

Currency	Change	Effect on Net Loss (Earnings) Before Tax $	Change	Effect on Net Loss (Earnings) Before Tax $
USD	+5%	(89,376)	-5%	89,376
BWP	+5%	86,344	-5%	(86,344)

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

Critical Accounting Estimates and Judgments

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed interim consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed interim consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed interim consolidated financial statements. We base our estimates on historical experience, known trends and events, and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes to the critical accounting estimates and judgements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, with the exception of the below:

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

Recently Adopted Accounting Pronouncements

ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures

In December 2023, FASB issued a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The Company adopted the new standard effective January 1, 2025, and will include certain additional disclosures in the notes to its consolidated financial statements for the year ending December 31, 2025.

Recently Issued Accounting Pronouncements and Disclosures Not Yet Adopted

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on the evaluation of these disclosure controls and procedures, management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of this filing, we are not aware of any material legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject, nor are we aware of any such threatened or pending litigation or any such proceedings known to be contemplated by governmental authorities.

We are not aware of any material proceedings in which any of our directors, officers, or affiliates or any registered or beneficial stockholder of more than 5% of our common shares, or any associate of any of the foregoing, is a party adverse to or has a material interest adverse to, us or any of our subsidiaries.

Item 1A. Risk Factors

Risks and other factors include those listed under “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 and elsewhere in this Report, including the risks noted below.

We caution readers that our business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. We described the most significant risks that could impact our results in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025.

Investing in our common shares involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, in addition to the other information included in this Quarterly Report on Form 10-Q before making an investment decision regarding our common shares. If any of these risks actually occur, our business, financial condition, or operating results would likely suffer, possibly materially, the trading price of our common shares could decline, and you could lose part or all of your investment. The risk factors included in our prior SEC filings are supplemented with the following risk factors:

The failure of the Corporation to comply with all post-closing covenants, study phase requirements, and contingent milestone payments relating to the Mines could materially adversely affect the business, operations and financial conditions of the Corporation

In January and August of 2022, the Corporation closed the acquisitions of the Selebi Mines and Selkirk Mine, respectively. Pursuant to the terms of the acquisitions, the Corporation has to comply with certain milestone payments which, if not satisfied, will result in the Mines reverting to the liquidators. There are approximately US$55 million in contingent post-closing milestone payments due to the liquidators in connection with the Mines, with (i) US$25 million payable upon the approval by the MMRGTES of the Corporation’s Section 42 and Section 43 applications (for the further extension of the mining license and amendment of mining programme, respectively) which are to be submitted in March 2026 and require a compliant economic study, and (ii) another US$30 million payable on the completion of mine construction and production start-up (commissioning) by the Corporation, but not later than four years after the approval by the Minister of MMRGTES of the Corporation’s Section 42 and Section 43 applications. The Corporation expects to pay the US$25 million amount in the fourth quarter of 2025. Further, the Selkirk asset purchase agreement provides for a three-year study phase which, pursuant to the agreement, was extended for one year to August 17, 2026.

The Corporation has made certain assumptions as to what constitutes a compliant economic study based on its interpretation of the Botswana Mines and Minerals Act as no governing technical standard is specified. There can be no assurance that the Corporation’s interpretation of the act will be consistent with the intended wording or application of the Botswana Mines and Minerals Act or that regulators will accept the level of technical work currently contemplated. Any requirement for additional work or re-submission could delay approvals and associated project timelines.

The failure of the Corporation to comply with all the post-closing covenants, study phase requirements, and contingent milestone payments relating to the Mines, if and when those milestones are achieved, could materially adversely affect the business, operations and financial conditions of the Corporation, including the requirement to return the Selebi Mines or Selkirk Mine to the liquidators, and impact the market price of the Common Shares.

There are inherent risks associated with the economics of developing mineral properties

Substantial expenses are required to establish and upgrade mineral resources and mineral reserves through drilling, to develop metallurgical processes to extract metal from ore, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. These risks are inherently higher at the preliminary economic assessment stage, which represents an early phase of project evaluation where economic estimates are preliminary in nature and based on limited geological and technical data. In addition, the expenses and capital expenditures incurred by the Company are subject to the risks of cost inflation.

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

The Company may be unable to close the November 2025 best-efforts Offering in Canada and concurrent private placement in the United States

There can be no assurance that the Company will be able to complete the November 2025 best-efforts public Offering in Canada and concurrent private placement in the United States or that sufficient net proceeds will be raised to meet the Company’s planned objectives. Because the Offering is being conducted on a best-efforts basis, the agents are not obligated to purchase any of the securities offered, and there is no minimum amount that must be raised in order for the Offering to close.

If the Offering does not close, or if less than the anticipated amount of proceeds is received, the Company may be required to reduce, defer, or re-prioritize planned expenditures, including exploration and evaluation activities, and may need to seek alternative sources of financing.

If the Company is unable to raise sufficient funds to satisfy its obligations under the Selebi APA by the required date, it may need to seek additional equity or debt financing or reallocate existing resources. There can be no assurance that such additional financing will be available on acceptable terms or at all. Failure to obtain sufficient financing within the required timeframe could have a material adverse effect on the Company’s business, financial condition, or results of operations, including the potential requirement to return the Selebi or Selkirk Mines to the liquidators.

Use of Proceeds of the November 2025 best efforts Offering may be used other than as described

Management will have discretion concerning the use of the proceeds of the November 2025 Offering as well as the timing of their expenditure. As a result, an investor will be relying on the judgment of management for the application of the proceeds of the Offering. Management may use the net proceeds of the Offering other than as described in this Form 10-Q if they believe it would be in the Corporation’s best interest to do so and in ways that an investor may not consider desirable. The results and the effectiveness of the application of the proceeds are uncertain. If the proceeds are not applied effectively, the Corporation’s results of operations may suffer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the nine months ended September 30, 2025, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

Insider Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1*	Agency Agreement dated November 12, 2025, between the Company and SCP Resource Finance LP, as sole bookrunner, and Raymond James Ltd., as co-lead agents, together with Cormark Securities Inc.

31.1*	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1**	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2025	NEXMETALS MINING CORP. (Registrant)

	By:	/s/ Morgan Lekstrom
	Name:	Morgan Lekstrom
	Title:	Chief Executive Officer (principal executive officer)

	By:	/s/ Brett MacKay
	Name:	Brett MacKay
	Title:	Chief Financial Officer (principal financial and accounting officer)

