Form 10-K
period 2025-12-31
NexMetals Mining Corp.
filed 2026-03-13
CIK 795800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-42750

NEXMETALS MINING CORP.

(Exact name of registrant as specified in its charter)

Province of British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 West Hastings Street, 15th Floor, Vancouver, British Columbia, Canada	V6E 2J3
(Address of principal executive offices)	(Zip Code)

(604) 770-4334

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value	NEXM	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2025, based on a closing price of US$9.40, was approximately US$153 million.

As of March 13, 2026, there were 35,512,606 Common Shares issued and outstanding.

NEXMETALS MINING CORP.

Annual Report on Form 10-K
For the year ended December 31, 2025

-i-

Part I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) for NexMetals Mining Corp. (the “Company” or “NEXM”) contains “forward-looking information” and “forward-looking statements” within the meaning of applicable Canadian and U.S. securities laws. Forward-looking information and forward-looking statements in this Report include, but are not limited to, those relating to: the estimated timing and anticipated costs for the Company’s exploration and development activities at the Selebi Mines and Selkirk Mine for the period to June 30, 2026, including surface and underground drilling programmes, capital expenditures, metallurgical and economic study work, and operating costs; the Company’s plans to expand the Mineral Resource at the Selebi Mines through resource expansion drilling and underground development, and to complete updated Mineral Resource Estimates and a Preliminary Economic Assessment in 2026; the Company’s intended metallurgical flowsheet and processing pathway, including the expectation that an on-site smelter or hydrometallurgical facility may not be required and that the Company intends to construct a new concentrator facility at the Selebi Mines; the Company’s plans to advance an updated MRE and metallurgical test work at the Selkirk Mine; the expectation that negative operating cash flows will continue and that additional financing will be required to continue development of the Company’s material projects; the expectation that the proceeds from the November 2025 Financing will be sufficient to fund planned activities and administrative costs into the fourth quarter of 2026; and the Company’s belief that it is well positioned in 2026 to accelerate resource growth and advance both projects toward future economic assessments. In some cases, you can identify forward-looking information by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances contain forward-looking information. Statements containing forward-looking information are not historical facts but instead represent management’s expectations, estimates and projections regarding future events or circumstances.

Forward-looking statements and forward-looking information are not guarantees of future performance and are based upon a number of estimates and assumptions of management at the date the statements are made. Such factors and assumptions may include, but are not limited to: the existing Selebi Mines MRE and the Selkirk MRE, and the assumptions regarding tonnages, grades, recoveries, and metal prices underlying those estimates, remain valid and reliable for purposes of the Company’s exploration planning; that approximately 30,000 metres of drilling at Selebi Main will generate sufficient geological data to support an updated MRE; the Company will be able to generate clean, high-grade separate copper and nickel-cobalt concentrates from blended Selebi Main and Selebi North material that meet industry-standard smelter acceptance criteria; the proceeds from the November 2025 Financing will be sufficient to fund planned activities and administrative costs into the fourth quarter of 2026; the Company will be able to raise additional financing on acceptable terms to continue development beyond the current funding horizon; the Company’s interpretation of what constitutes a “compliant economic study” under the Botswana Mines and Minerals Act will be accepted by regulators; Section 42 and Section 43 applications will be submitted by 31 December 2026; the Selkirk APA study phase (as extended to 17 August 2026) will be complied with, and the Company’s mining licences will remain in good standing; there will be no material changes to the Company’s current operational plans, workforce, contractor arrangements, or input costs (including fuel, power, and labour costs in Botswana); metal prices, exchange rates, and economic conditions will remain consistent with those prevailing at the date of this Report or, in the case of long-term price assumptions used in CuEq calculations, as disclosed herein.

Forward-looking statements and forward-looking information involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include, without limitation, the following risk factors, which should be read in conjunction with the more detailed discussion under “Risk Factors” in Part I, Item 1A of this Report: drilling results may not confirm the anticipated continuity, grade, or thickness of mineralization; Mineral Resource Estimates may require material downward revision; operational risks (including equipment failures, contractor underperformance, weather, and supply chain disruptions) could delay programmes and increase costs; the Company may be unable to establish Mineral Reserves; the PEA may not demonstrate economic viability given the preliminary nature of the estimates and the significant expenses required to develop the Mines; metallurgical recoveries achieved in laboratory testing may not be reproducible at commercial scale; concentrates may not meet smelter acceptance criteria at larger production volumes; further economic evaluation may demonstrate that a hydrometallurgical facility or smelter is in fact required, materially increasing capital requirements; construction of a new processing facility may be subject to permitting delays, cost overruns, or infrastructure limitations; additional financing may not be available or may not be available on favourable terms; unfavourable economic conditions or investor sentiment may impair the Company’s ability to obtain financing; changes to the operational plan may require expenditures in excess of current working capital, shortening the anticipated funding horizon; the Company’s interpretation of a “compliant economic study” under the Botswana Mines and Minerals Act may not be accepted by regulators; the Company may be unable to obtain or retain necessary permits and licences; the Selkirk APA study phase extension may not be further extended if required; changes to taxation or environmental laws could increase costs or preclude economic development; the Company is exposed to political, economic, and currency risks inherent in operating in Botswana; metal prices and exchange rates may differ materially from those assumed, which could render the Company’s projects uneconomical and cause actual costs and economics to differ materially from those projected; and the other risk factors stated in the Company’s other public filings available on SEDAR+ at www.sedarplus.ca and on EDGAR at www.sec.gov. Readers are cautioned that this list of risk factors should not be construed as exhaustive.

Given these uncertainties, you should not place undue reliance on these forward-looking statements and forward-looking information. Also, forward-looking statements and forward-looking information represent our management’s beliefs and assumptions only as of the date hereof. You should read this Report and the documents that we have filed as exhibits to this Report completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements and forward looking information publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless otherwise indicated, all references to “$”, “C$” and “dollars” in this Report refer to Canadian dollars, references to “US$” in this Report refer to United States dollars and references to “BWP” in this Report refer to Botswanan pula. On December 31, 2025, the daily exchange rate: (i) for one United States dollar expressed in Canadian dollars was US$1.00 = C$1.3706 (or C$1.00 = US$0.7296); (ii) for one Botswanan pula expressed in Canadian dollars was BWP 1.00 = C$0.1031 (or C$1.00 = BWP 9.6993); and (iii) for one Botswanan pula expressed in United States dollars was BWP 1.00 = US$0.0765 (or US$1.00 = BWP 13.0719). “This quarter” or “the quarter” means the fourth quarter (“Q4”) of 2025. “Year-to-date” or “year-to-date period” means the twelve months ended December 31, 2025 (“YTD”).

CAUTIONARY NOTE TO U.S. RESIDENTS CONCERNING DISCLOSURE OF MINERAL RESOURCES

On October 31, 2018, the U.S. Securities and Exchange Commission (the “SEC”) adopted the Modernization of Property Disclosures for Mining Registrants (the “New Rule”), introducing significant changes to the existing mining disclosure framework to better align it with international industry and regulatory practice, including NI 43-101. The New Rule was codified as 17 CFR Subpart 220.1300 and 229.601(b)(96) (collectively, “S-K 1300”) and replaced SEC Industry Guide 7. The New Rule became effective as of February 25, 2019, and issuers are required to comply with the New Rule as of the annual report for their first fiscal year beginning on or after January 1, 2021, and earlier in certain circumstances.

All mineral estimates constituting mining operations that are material to our business or financial condition included in this Report, and in the documents incorporated by reference herein, have been prepared in accordance with S-K 1300 and are supported by initial assessments prepared in accordance with the requirements of S-K 1300. S-K 1300 provides for the disclosure of: (i) “Inferred Mineral Resources”, which investors should understand have the lowest level of geological confidence of all mineral resources and thus may not be considered when assessing the economic viability of a mining project and may not be converted to a Mineral Reserve; (ii) “Indicated Mineral Resources,” which investors should understand have a lower level of confidence than that of a “Measured Mineral Resource” and thus may be converted only to a “Probable Mineral Reserve”; and (iii) “Measured Mineral Resources,” which investors should understand have sufficient geological certainty to be converted to a “Proven Mineral Reserve” or to a “Probable Mineral Reserve”. Investors are cautioned not to assume that all or any part of Measured Mineral Resources or Indicated Mineral Resources will ever be converted into Mineral Reserves as defined by S-K 1300. Investors are cautioned not to assume that all or any part of an Inferred Mineral Resource exists or is economically or legally mineable, or that an Inferred Mineral Resource will ever be upgraded to a higher category.

CAUTIONARY NOTE REGARDING EXPLORATION STAGE COMPANIES

We are an exploration stage issuer and do not currently have any known mineral reserves and cannot expect to have known mineral reserves unless and until an appropriate technical and economic study is completed for the Mines (as defined below) that shows “Proven Mineral Reserves” or “Probable Mineral Reserves” as defined by Regulation S-K 1300. We currently do not have any “Proven Mineral Reserves” or “Probable Mineral Reserves”. There can be no assurance that the Mines or any of our other properties contains or will contain any such SEC-compliant “Proven Mineral Reserves” or “Probable Mineral Reserves” or that, even if such reserves are found, the quantities of any such reserves warrant continued operations or that we will be successful in economically recovering them.

Item 1. BUSINESS.

NEXM is a mineral exploration and evaluation company focused on the discovery and advancement of high-quality copper-nickel-cobalt-platinum group elements (“Cu-Ni-Co-PGE”) resources. The principal assets of NEXM are the Selebi and Selebi North copper-nickel-cobalt (“Cu-Ni-Co”) mines in Botswana and related infrastructure (together, the “Selebi Mines”), as well as the Cu-Ni-Co-PGE Selkirk mine in Botswana, together with associated infrastructure and four surrounding prospecting licences (collectively, the “Selkirk Mine” and together with the Selebi Mines, the “Mines”). NEXM is committed to governance through transparency, accountability, and open communication among NEXM’s team and stakeholders.

The Common Shares of NEXM (“Common Shares”) are listed for trading on the Nasdaq Capital Market (the “Nasdaq”) and on the TSX Venture Exchange (the “TSXV”) under the symbol “NEXM”. Prior to June 9, 2025, the Company traded on the TSXV under its previous name and symbol, Premium Resources Ltd. and “PREM”, respectively.

The Company’s headquarters and registered office is located at 1111 West Hastings Street, 15th Floor, Vancouver, British Columbia, Canada, V6E 2J3.

The Company and its wholly-owned subsidiaries’ principal business activity is the exploration and evaluation of the Mines. The Mines are permitted with 10-year mining licences, granted in 2022, and renewable upon the submission of approved mine plans and other customary conditions, and benefit from significant local infrastructure. The Company’s Selebi Mines include two shafts, the Selebi Main and Selebi North shafts, and related infrastructure such as rail, power and roads.

For more information relating to the Mines, please see “Part I, Item 2. Properties – Selebi Mines” and “Part I, Item 2. Properties – Selkirk Mine” below.

Highlights and Key Developments:

●	On January 31, 2025, the Company filed the Selkirk Mineral Resource Estimate (“Selkirk MRE”) in conformance with S-K 1300 and Item 601(b)(96) Technical Report Summary, entitled “S-K 1300 Technical Report Summary, Selkirk Nickel Project, North East District, Republic of Botswana” (the “Selkirk TRS”) and dated January 8, 2025 (with an effective date of November 1, 2024) for its Selkirk Mine. The Selkirk MRE provides a solid foundation for advancing the Selkirk deposit to an economic study.

●	On March 18, 2025, the Company closed a significant recapitalization of the Company (the “March 2025 Financing”), which included a $46.0 million non-brokered equity private placement and the equity conversion of its $20.9 million three-year term loan (the “Term Loan”) with Cymbria Corporation (“Cymbria”). The March 2025 Financing resulted in the successful deleveraging of the Company’s balance sheet. On March 20, 2025, Morgan Lekstrom was appointed as the Company’s Chief Executive Officer (“CEO” or “Chief Executive Officer”). For a summary of the transactions, see “Liquidity & Capital Resources — Financings.”

●	During 2025, the Company announced the following appointments to the board of directors (the “Board of Directors” or the “Board”):

○	Chris Leavy on March 25, 2025;
○	André van Niekerk on April 24, 2025;
○	Philipa Varris on July 23, 2025;
○	Warwick Morley-Jepson on January 8, 2026; and
○	Sean Whiteford on February 9, 2026.

On March 20, 2025, the Company also appointed Paul Martin as Chairman of the Board, previously serving as Director and Interim Chief Executive Officer. James K. Gowans retired as Chairman of the Board but continues to serve as a director of the Company. The Company also announced the retirements of William O’Reilly, Don Newberry, and Norman MacDonald, and the resignation of Morgan Lekstrom, as directors of the Company.

●	On April 10, 2025, the Company announced a new strategic direction aimed at rapidly demonstrating the size potential of the Selebi North and Selebi Main deposits.

●	On June 3, 2025, shareholders approved the Company’s adoption of a new “rolling up to 10%” long-term omnibus incentive plan (the “Omnibus Plan”) which replaced the Company’s existing stock option (“Option”) plan, restricted share unit (“RSU”) plan, and deferred share unit (“DSU”) plan.

●	On June 9, 2025, the Company announced that it changed its name from “Premium Resources Ltd.” to “NexMetals Mining Corp.” On June 11, 2025, the Company’s Common Shares commenced trading on the TSXV under the new name and new stock ticker symbol, “NEXM”.

●	On June 16, 2025, the Company announced the appointment of Brett MacKay as Senior Vice President and Chief Financial Officer (“CFO” or “Chief Financial Officer”).

●	On June 20, 2025, the Company’s Common Shares were consolidated on the basis of twenty (20) pre-consolidated shares for every one (1) post-consolidation share in connection with the Company’s listing on the Nasdaq, which requires a minimum bid price of US$4.00 per share under its initial listing requirements.

●	On July 16, 2025, the Company’s Common Shares began trading on the Nasdaq under the symbol “NEXM”.

●	On July 17, 2025, the Company announced that it had received a non-binding letter of interest (“LI”) from the Export-Import Bank of the United States (“EXIM”). The LI indicates the potential for up to US$150 million in financing, with a maximum 15-year repayment tenor, to support the re-development of the Mines.

●	On October 10, 2025, the Company announced that it had continued out of the provincial jurisdiction of Ontario into the jurisdiction of the Province of British Columbia under the Business Corporations Act (British Columbia).

●

On November 17, 2025, the Company closed a brokered public offering in Canada and a concurrent private placement in the United States for gross proceeds of $80.0 million. The November 2025 financing funded the prepayment of the first contingent milestone payment under the Selebi Asset Purchase Agreement (the “Selebi APA”), dated as of September 28, 2021, by and between the Company and the liquidator of BCL Limited (“BCL”, and the liquidator, the “BCL Liquidator”) and the Selkirk Asset Purchase Agreement (the “Selkirk APA”), dated as of January 19, 2022, by and between the Company and the liquidator of Tati Nickel Mining Company (“TNMC”, and the liquidator, the “TNMC Liquidator”) and will be used to advance exploration and development activities at the Mines, and for working capital and general corporate purposes. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity & Capital Resources – Financings”.

●	On December 2, 2025, the Company completed the contingent milestone payment of US$25.0 million to the BCL Liquidator under the Selebi APA and Selkirk APA. This payment confirms the Company has unencumbered title to both the Selebi and Selkirk assets.

●

On December 15, 2025, the Company announced that its President, Sean Whiteford, would be replacing Morgan Lekstrom as the Company’s Chief Executive Officer. Sean Whiteford assumed the role of Chief Executive Officer on January 15, 2026. Morgan Lekstrom resigned from the Company’s Board of Directors on February 9, 2026, and Sean Whiteford was reappointed to the Company’s Board of Directors to fill the vacancy.

●

On January 15, 2026, the Company outlined the strategy and work programs for 2026 at the Mines. Building on the Company’s success made in 2025 that expanded mineralization and advanced technical studies, the Company believes it is well positioned in 2026 to accelerate resource growth and advance both projects toward future economic assessments. For more information on the Company’s planned 2026 activities, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Exploration and Evaluation Activities”.

●	On February 2, 2026, the Company announced the appointment of David Eichenberg as Vice President, Geology.

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

Exploration and Evaluation Activities

Selebi Mines

The Company advanced several initiatives at the Selebi Mines including the drill program that is targeting the two-kilometer gap between the Selebi Main and Selebi North deposits and the surface and underground exploration drilling at Selebi Main and Selebi North, respectively. The programs have expanded the mineralized footprint and improved geological understanding. Metallurgical flowsheet development and successful bench scale testing of blended Selebi Main and Selebi North material demonstrated that clean, high grade saleable separate copper and nickel-cobalt concentrates could be produced. Based on these results, and subject to further economic evaluation, a hydrometallurgical facility may not be required, significantly derisking the capital requirements and operational complexity of future production at the Selebi Mines. The Company commenced a Preliminary Economic Assessment, as defined in NI 43-101 (“PEA”) in October 2025 for the Selebi Mines under the separate saleable concentrates scenario, the scope of which will include mine design and scheduling, process engineering, infrastructure planning, and capital and operating cost estimation. This assessment is being undertaken in accordance with Canadian disclosure standards and does not constitute an “initial assessment,” “pre-feasibility study,” or “feasibility study” as defined under the SEC’s Regulation S-K 1300.

Selkirk Mine

The Company completed the metallurgical drill program and core resampling program at Selkirk, and advanced metallurgical flowsheet development work. The results of this work will support future economic studies and be incorporated into an updated Mineral Resource Estimate during the first half of 2026.

Employees

As of December 31, 2025, we had 204 full time employees, 202 of which were located in Botswana. In addition, we utilize consultants and contractors to support our exploration activities.

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

The Company’s website is https://nexmetalsmining.com/. The Company’s website is not incorporated in this Report.

Item 1A. RISK FACTORS

The business of the Company being the exploration and evaluation of mineral properties in Botswana is speculative and involves a high degree of risk. These risks may have a material and adverse impact on the future operations, financial performance and condition of the Company and the value of the Common Shares. Although the Company has been successful in its past fund-raising activities, there is no assurance as to the success of future fundraising efforts or as to the sufficiency of funds raised to date or in the future.

An investment in the Company’s Common Shares involves a high degree of risk. The following discussion highlights the risks and uncertainties we believe are material to the Company, but the following discussion does not necessarily include all the risks we may face and an investor in the Company’s Common Shares should not interpret the disclosure of a risk in the following discussion to state or imply that the risk has not already materialized. In evaluating an investment in the Company, the risks and uncertainties described below should be carefully considered. If any such risks occur, the business, financial condition and/or liquidity and results of operations of the Company could be materially adversely affected. In this event, the value of the Common Shares could decline, and shareholders could lose all or part of their investment.

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

I. RISKS RELATED TO EXPLORATION & EVALUATION PROJECTS

We are an exploration stage company and have no history as an operating company. Any future revenues and profits are uncertain

We have no history of mining or refining any mineral products or metals and none of our properties are currently producing. There can be no assurance that the Mines will be successfully transitioned into production, produce minerals in commercial and processing quantities or otherwise generate operating earnings. If we are unable to generate revenues or profits, our stockholders may not realize returns on their investment in our Common Shares. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly, annual or sustaining basis.

The failure of the Company to comply with all post-closing covenants, study phase requirements, and contingent milestone payments relating to the Mines could materially adversely affect the business, operations and financial conditions of the Company

In January and August of 2022, the Company closed the acquisitions of the Selebi Mines and Selkirk Mine, respectively. Pursuant to the terms of the acquisitions, the Company completed the first of two contingent milestone payments on December 2, 2025, confirming unencumbered title to the Selebi Mines and Selkirk Mine. The second and final contingent post-closing milestone payment of US$30 million is payable to the liquidators on the earlier of, completion of mine construction and commencement of production (commissioning), or December 1, 2029. The Company’s Section 42 and Section 43 applications for the Selebi Mines, which require a compliant economic study, were granted an extension by the BCL Liquidator and are to be submitted at the end of 2026. Further, the Selkirk APA provides for a three-year study phase which, pursuant to the agreement, was extended for one year to August 17, 2026.

The Company has made certain assumptions as to what constitutes a compliant economic study based on its interpretation of the Botswana Mines and Minerals Act as no governing technical standard is specified. There can be no assurance that the Company’s interpretation of the act will be consistent with the intended wording or application of the Botswana Mines and Minerals Act or that regulators will accept the level of technical work currently contemplated. Any requirement for additional work or re-submission could delay approvals and associated project timelines.

The failure of the Company to comply with all the post-closing covenants, study phase requirements, and final contingent milestone payment relating to the Mines, could materially adversely affect the business, operations and financial conditions of the Company, and impact the market price of the Common Shares.

There are inherent risks associated with discovering commercially-viable deposits

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

Development of the Company’s properties can only occur after obtaining satisfactory exploration results. Although the Company’s properties were past producing, there is no assurance that the Company’s mineral exploration activities will result in the confirmation of a body of commercial ore on its exploration properties. Several years or more may pass between the discovery and development of commercial mineable mineralized deposits.

Exploration projects also face significant operational risks, including but not limited to an inability to obtain access rights to properties, accidents, equipment breakdowns, labour disputes (including work stoppages and strikes), the impact of health epidemics and other outbreaks of communicable diseases and other potential or unanticipated interruptions.

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

There are inherent risks associated with the estimation of the Company’s Mineral Resources

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

The Company may be unable to establish Mineral Reserves

The Company is a mineral exploration and development company that is focused on the planned redevelopment of the previously producing Mines. To that end, the Company’s properties have no established mineral reserves at this time. While the Selebi and Selkirk projects have mineral resource estimates, the Company has not yet established any Proven Mineral Reserves or Probable Mineral Reserves on the Selebi Mines or Selkirk Mine projects. The lack of established mineral reserves means that the economic viability of the Selebi and Selkirk projects has not been confirmed. There is no assurance that further exploration and engineering studies will lead to the discovery of an economically viable mineral deposit.

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

The accompanying financial statements, dated December 31, 2025, have been prepared on a going concern basis, meaning management believes the Company will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of operations. The Company’s continued ability to operate depends on securing sufficient funding to meet its current commitments as they become due. Failure to obtain additional financing or to achieve profitability and positive operating cash flows will have a material adverse effect on the Company’s financial condition and results of operations.

III. OPERATIONAL RISKS

The Company is subject to risks associated with operating outside of the U.S. and Canada

The Company’s material mineral projects are located in the Republic of Botswana. The Company’s anticipated operations outside the U.S. and Canada could subject the Company to a variety of additional risks that may negatively impact its business and operations including any of the following: changes in rules and regulations including required royalties; failure of local parties to honour contractual relations; delays in obtaining or the inability to obtain necessary governmental permits; opposition to mining from environmental or other non-governmental organizations; limitations on foreign ownership; limitations on the repatriation of earnings; economic or tax policies; tariffs and trade barriers; regulations related to customs and import/export matters; longer payment cycles; tax issues; currency fluctuations and exchange controls; rates of inflation; challenges in collecting receivables; cultural and language differences; employment regulations; crimes, strikes, riots, civil disturbances, terrorist attacks, and wars; and deterioration of political relations with Canada or other governments or sanctions imposed by Canada or other governments. There will also be currency exchange risks in connection with the operations of the Company’s foreign mineral assets, including the Mines.

In addition, Botswana is considered an emerging market. Emerging market investments generally pose a greater degree of risk than investments in more mature market economies because the economies in the developing world are more susceptible to destabilization resulting from domestic and international developments. The economies and political systems of Botswana should be considered by investors to be less predictable than those in countries in which the majority of investors are likely to be residents. Further, the current, or a future government may adopt substantially different policies, take arbitrary action which might halt exploration or production, re-nationalize private assets or cancel contracts, or cancel mining or exploration rights, any of which could result in a material and adverse effect on the Company’s results of operations and financial condition.

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

The Company is subject to risks associated with international conflict including trade conflict

During 2025, the United States government administration imposed increased and new tariffs on various countries. Additional tariffs and other protective measures are currently being investigated and may also be imposed. Counter-tariffs and other retaliatory measures have been threatened and imposed on the U.S. by various countries. The U.S. has negotiated trade agreements with some countries on tariff matters and negotiations with others are ongoing. These tariffs and counter-tariffs have had and may continue to have an impact on some of the countries in and with which we do business and some of the sectors in which we are engaged.

In addition, continued support for protectionism and rapidly escalating anti-globalization sentiment in the U.S. and other countries may slow global growth. In particular, a protracted and wide-ranging trade conflict between the U.S. and its trading partners, or the imposition of tariffs or other trade protection measures by any such partner in any other context, could adversely affect global economic growth. Concerns also remain around the social, political and economic impacts of the changing political landscape in Europe and other regions. Broader geopolitical tensions remain high amongst the United States, Russia, Ukraine, China, Venezuela and other parts of South America and across the Middle East as well as between the U.S. and other members of NATO.

In addition to trade related conflict, physical conflicts may disrupt materials production and logistic routes. This may impact the ability of the business to obtain inputs required for the development of its mines and related availability, cost and quality of inputs.

Given the international scope of our operations, any of the above factors, including war sanctions, export controls, tariffs, and/or retaliatory tariffs, trade wars and other governmental actions, could have a material adverse effect on our business.

The Company is subject to risks associated with any future acquisitions

In order to grow its business and pursue its long-term growth strategy, the Company may seek to acquire additional mineral interests or merge with or invest in new companies or opportunities. A failure to make acquisitions or investments may limit the Company’s growth. In pursuing acquisition and investment opportunities, the Company faces competition from other companies having similar growth and investment strategies, many of which may have substantially greater resources than the Company. Competition for these acquisitions or investment targets could result in increased acquisition or investment prices, higher risks and a diminished pool of businesses, services or products available for acquisition or investment. Additionally, if the Company loses or abandons its interest in any of its mineral projects, there is no assurance that it will be able to acquire another mineral property of merit or that such an acquisition would be approved by applicable regulators.

The mining industry is intensely competitive in all of its phases

The mining industry is intensely competitive in all of its phases, and the Company competes with many companies possessing greater financial and technical resources. Competition in the base and precious metals mining industry is primarily for: mineral rich properties that can be developed and produced economically; technical expertise to find, develop, and operate such properties; labour to operate the properties; and capital for the purpose of funding such properties. Many competitors not only explore for and mine base and precious metals, but conduct refining and marketing operations on a global basis. Such competition may result in the Company being unable to acquire desired properties, to recruit or retain qualified employees or to acquire the capital necessary to fund its operations and develop mining properties. Existing or future competition in the mining industry could materially adversely affect the Company’s prospects for mineral exploration and success in the future.

Title to, and the area of mineral concessions may be disputed

The acquisition of title to mineral properties is a very detailed and time-consuming process. Title to, and the area of mineral concessions may be disputed. Although the Company believes it has taken reasonable measures to ensure proper title to its interests in any properties, there is no guarantee that title to any such properties will not be challenged or impaired. Third parties may have valid claims underlying portions of the Company’s interests, including prior unregistered liens, agreements, transfers or claims, including native land claims, and title may be affected by, among other things, undetected defects. In addition, the Company may be unable to operate on such properties as permitted or to enforce its rights with respect to such properties.

Certain of the Company’s mineral projects are subject to option and similar agreements, which require it to make cash and/or share payments and to incur exploration and development expenditures in order to maintain and/or earn its interest. Failure to obtain additional financing may result in the Company being unable to make periodic payments required for the maintenance or acquisition of these properties and could result in a delay or postponement of further exploration of the Company’s interest in these properties.

The Company’s operations depend on information technology (“IT”) systems

The Company’s operations depend on IT systems. These IT systems could be subject to network disruptions caused by a variety of sources, including computer viruses, security breaches and cyber-attacks, as well as disruptions resulting from incidents such as cable cuts, damage to physical plants, natural disasters, terrorism, fire, power loss, vandalism and theft. The Company’s operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, IT systems and software, as well as pre-emptive expenses to mitigate the risks of failures. Any of these and other events could result in IT system failures, delays and/or increases in capital expenses. The failure of IT systems or a component of information systems could, depending on the nature of any such failure, adversely impact the Company’s reputation and results of operations.

Although to date the Company has not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that the Company will not incur such losses in the future. The Company’s risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority. As cyber threats continue to evolve, the Company may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.

The Company is dependent on the business and technical expertise of its management team. The failure or loss of such personnel could result in a material adverse effect on the Company’s reputation and results of operations

The Company is dependent on the business and technical expertise of its management team. If it is unable to rely on this business and technical expertise, or if any of the expertise is inadequately performed, the business, financial condition and results of the operations of the Company could be materially adversely affected until such time as the expertise could be replaced.

The Company is subject to risks associated with contractor performance

As the Company continues with the exploration and advancement of its projects, timely and cost-effective completion of work will depend largely on the performance of the Company’s contractors. If any of these contractors or consultants do not perform to accepted or expected standards, the Company may be required to hire different contractors to complete tasks, which may impact schedules and add costs to the Company’s projects, and in some cases, lead to significant risks and losses. A major contractor default or the failure to properly manage contractor performance could have an adverse effect on the Company’s results.

The Company’s operations generally involve a high degree of inherent risk that cannot be eliminated and may not be insurable

Mining is capital intensive and subject to a number of risks and hazards, including environmental pollution, accidents or spills, industrial and transportation accidents, social and labour disputes, changes in the regulatory environment, natural phenomena (such as inclement weather conditions, earthquakes, pit wall failures and cave-ins) and unusual or unexpected geological conditions. Such risks and hazards might negatively impact the Company’s business. Consequently, many of the foregoing risks and hazards could result in damage to, or destruction of, the Company’s mineral properties or future processing facilities, personal injury or death, environmental damage, delays in or interruption of or cessation of exploration or other activities, delay in or inability to receive required regulatory approvals, or costs, monetary losses and potential legal liability and adverse governmental action. The Company may be subject to liability or sustain losses for certain risks and hazards against which it does not or cannot insure or against which it may reasonably elect not to insure because of the cost. This lack of insurance coverage could result in material economic harm to the Company.

The Company may be subject to risks relating to mine closure and reclamation obligation

Pursuant to the Selebi APA and the Selkirk APA, the Company does not have contractual reclamation or closure obligations in respect of the Mines up to the point of acquisition. However, there can be no assurance that this will not be challenged in the future by regulators or the public, or that the counterparty to the Selebi APA and Selkirk APA will not fulfil their closure obligations.

Moreover, the Company may be required to incur significant costs in connection with reclamation activities for its mining sites, which may materially exceed the provisions the Company has made for such reclamation, and which are based on the Company’s internal estimates. These estimates take into account any material changes to the Company’s supporting assumptions that occur when reviewed regularly by management. Estimates are reviewed annually and are based on current regulatory requirements and disturbances since the date of acquisition of the Mines. Significant changes in estimates of contamination, restoration standards and techniques may result in additional provisions. In addition, the unknown nature of possible future additional regulatory requirements and the potential for additional reclamation activities create further uncertainties related to future reclamation costs, which may have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

We may develop conflicts of interest with other natural resource companies with which one of our directors may be affiliated

Certain of our directors are also directors and officers of other natural resource companies. Consequently, there exists the possibility for such directors to be in a position of conflict. We expect that decisions made by any of such directors relating to the Company will be made in accordance with their duties and obligations to deal fairly and in good faith with the Company and such other companies.

Due to the nature of our business, we may be subject to legal proceedings which may divert management’s time and attention from our business and result in substantial damage awards

Due to the nature of our business, we may be subject to numerous regulatory investigations, securities claims, civil claims, lawsuits and other proceedings in the ordinary course of our business including those described under Item 3, Legal Proceedings, herein. The outcome of these lawsuits is uncertain and subject to inherent uncertainties, and the actual costs to be incurred will depend upon many unknown factors. We may be forced to expend significant resources in the defence of these suits, and we may not prevail. Defending against these and other lawsuits in the future may not only require us to incur significant legal fees and expenses but may become time-consuming for us and detract from our ability to fully focus our internal resources on our business activities. The results of any legal proceeding cannot be predicted with certainty due to the uncertainty inherent in litigation, the difficulty of predicting decisions of regulators, judges and juries and the possibility that decisions may be reversed on appeal. There can be no assurances that these matters will not have a material adverse effect on our business, financial position or operating results.

Some of our directors and officers are residents outside of the U.S. or Canada, and it may be difficult for stockholders to enforce any judgments obtained against such directors or officers in either jurisdiction

Some of our directors and officers are nationals and/or residents of Canada or other countries outside the U.S., and some are nationals and/or residents of the United States or other countries outside Canada. In addition, all or a substantial portion of the assets of certain of these persons may be located outside the jurisdiction in which an investor seeks to bring an action.

As a result, it may be difficult for investors in the United States to effect service of process within the United States on certain of our directors and officers who reside outside the United States, or enforce within the U.S. any judgments obtained against such directors and officers, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Similarly, it may be difficult for investors in Canada to effect service of process within Canada upon certain of our directors and officers who reside outside Canada or to enforce judgments obtained in Canadian courts against such persons, including judgments predicated upon the civil liability provisions of applicable Canadian securities laws.

Although courts in the United States and Canada may recognize and enforce each other’s judgments in certain circumstances, there can be no assurance that a judgment obtained in one jurisdiction will be enforceable in the other or in any other jurisdiction where the relevant director’s or officer’s assets are located. Consequently, stockholders may be effectively prevented from pursuing remedies against such directors and officers under applicable securities laws. The foregoing risks also apply to those experts identified in this Report that are not residents of the U.S. or Canada.

Mining, extraction, recovery, processing, construction, development and exploration activities depend, to a substantial degree, on adequate infrastructure

Reliable roads, bridges, power sources and water supply are important determinants affecting capital and operating costs. Unusual or infrequent weather phenomena, including drought, flooding, sabotage, government and/or other interference in the maintenance or provision of such infrastructure could adversely affect our operations and activities, financial condition and results of operations.

IV. RISKS RELATED TO BEING A PUBLIC COMPANY

Our management team has limited experience managing a U.S. public company

Our management team has limited experience managing a U.S. publicly traded company and complying with the increasingly complex laws pertaining to U.S. public companies. We are subject to significant regulatory oversight, reporting obligations under U.S. and international securities laws, and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could result in less time being devoted to our management, growth and the achievement of our operational goals.

Since becoming a U.S. public company, we have enhanced our finance and accounting systems and related controls, and we continue to make improvements to build systems suitable for a public company. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. We may continue to need to significantly expand our employee and independent contractor base in order to support our operations as a public company, increasing our operating costs. Failure to adequately comply with the requirements of being a public company could adversely affect our business, financial condition and results of operation.

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives

As a public company that qualifies as a foreign private issuer, we have incurred, and will continue to incur significant legal, accounting, and other expenses. The costs relate to public company reporting obligations under the Securities Act or the Exchange Act, regulations regarding corporate governance practices, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules of the SEC, the listing requirements of the Nasdaq, and other applicable securities rules and regulations that impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all.

In addition to the above, compliance with these requirements increases our legal and financial compliance costs. We have made, and will continue to make, changes to our financial management control systems and other areas to manage our obligations as a public company, including corporate governance, corporate controls, disclosure controls and procedures and financial reporting and accounting systems. Implementation of such changes has been costly, time-consuming and may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations.

As a foreign private issuer, we are not subject to U.S. proxy rules and are not subject to certain Exchange Act reporting obligations applicable to a U.S. domestic public company, which may result in less information being available to investors

Although we have voluntarily filed on U.S. domestic issuer forms with the SEC beginning in 2024, we have previously reported under the Exchange Act as a non-U.S. company with foreign private issuer status and have therefore been exempt from certain rules under the Exchange Act that are applicable to U.S. domestic reporting companies. Because we qualify as a foreign private issuer under the Exchange Act and although we furnish quarterly financial information and Current Reports on Form 8-K to the SEC, we are exempt from certain provisions of the Exchange Act that are applicable to U.S. domestic public companies, including (i) the sections of the Exchange Act regulating the solicitation of proxies, consents or authorizations in respect of a security registered under the Exchange Act; (ii) the sections of the Exchange Act requiring our principal shareholders to file public reports of their stock ownership and trading activities and liability for certain insiders who profit from trades made in a short period of time; and (iii) the rules under the Exchange Act requiring the filing with the SEC of quarterly reports on Form 10-Q containing unaudited financial and other specified information, or Current Reports on Form 8-K, upon the occurrence of specified significant events. Foreign private issuers are also exempt from the Regulation Fair Disclosure, aimed at preventing issuers from making selective disclosures of material information. As a result of the above, our shareholders may not have the same protections afforded to shareholders of companies that are not foreign private issuers.

As we are a foreign private issuer and follow certain home country corporate governance practices, our shareholders may not have the same protections afforded to shareholders of companies that are subject to all Nasdaq corporate governance requirements

As a “foreign private issuer” with ordinary shares listed on Nasdaq, we are permitted to follow certain home country corporate governance practices instead of those otherwise required under the corporate governance standards for U.S. domestic issuers. For any home country corporate governance practices we follow, we are required to disclose the Nasdaq requirement that we are not following and describe the equivalent home country practice we are following instead. Furthermore, we may in the future elect to follow other Canadian home country practices in lieu of the Nasdaq requirements. Accordingly, our shareholders may not be afforded the same protection as provided under Nasdaq corporate governance requirements as a U.S. domestic company and foreign private issuer who does not utilize home country practices. Following our home country governance practices as opposed to the requirements that would otherwise apply to a U.S. company listed on Nasdaq may provide less protection than is accorded to investors of domestic issuers.

We may lose foreign private issuer status in the future, which could result in additional costs and expenses

As discussed above, we are a “foreign private issuer” and therefore are not required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act (although we began to voluntarily file reporting as a U.S. domestic issuer in 2024). The determination of foreign private issuer status is made annually on the last business day of an issuer’s most recently completed second fiscal quarter, and, accordingly, the next determination will be made with respect to the Company on June 30, 2026. In the future, the Company would lose its “foreign private issuer” status if more than 50% of our outstanding voting securities become directly or indirectly held of record by U.S. holders and any one of the following is true: (i) the majority of our directors or executive officers are U.S. citizens or residents; (ii) more than 50% of our assets are located in the United States; or (iii) our business is administered principally in the United States. If we lose our “foreign private issuer” status, we will be required to file with the SEC periodic reports and registration statements on U.S. domestic issuer forms, which are more detailed and extensive than the forms available to a foreign private issuer. We would also have to comply with U.S. federal proxy requirements, our officers, directors and principal shareholders will become subject to the short-swing profit disclosure, and our principal shareholders will become subject to reporting provisions of Section 16 of the Exchange Act. In addition, we would lose our ability to rely upon exemptions from certain corporate governance requirements under the listing rules of Nasdaq. As a company filing using U.S. domestic forms, we will incur additional legal, accounting and other expenses that we did not incur as a foreign private issuer filing on foreign private issuer forms. In addition, members of our management will likely have to divert time and resources from other responsibilities to ensure these additional regulatory requirements are fulfilled.

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

V. RISKS RELATED TO OUR COMMON SHARES

Internal and external factors could impact the volatility of the Company’s Common Share price

The price of the Company’s Common Shares may be affected by a number of factors, including global macroeconomic developments and market perceptions of the attractiveness of particular industries and location of the Company’s assets, which may increase the volatility of the Company’s Common Share price. The price of the Company’s Common Shares will also be affected by the Company’s financial conditions or results of operations as reflected in its liquidity position and earnings reports.

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

Future sales of our securities in the public or private markets could adversely affect the trading price of our Common Shares and warrants and our ability to continue to raise funds in new stock offerings

Future sales of substantial amounts of our securities in the public or private markets, or the perception that such sales could occur, could adversely affect prevailing trading prices of our Common Shares and warrants and could impair our ability to raise capital through future offerings of securities.

We do not intend to pay cash dividends in the near future

Our Board of Directors determines whether to pay cash dividends on our issued and outstanding shares. The declaration of dividends would depend upon our future earnings, our capital requirements, our financial condition and other relevant factors. We have never paid dividends and may not pay dividends in the future.

Our failure to meet the continued listing requirements of Nasdaq and TSXV could result in a delisting of our securities

Our Common Shares are listed for trading on the Nasdaq and TSXV, and certain of our warrants are also listed on the TSXV. In order to maintain these listings, we must maintain certain continued listing requirements. However, we may in the future be unable to comply with certain of the listing standards that we are required to meet to maintain the listing of our Common Shares and warrants, in which case Nasdaq and TSXV may take steps to delist our Common Shares or warrants. Such a delisting would have a negative effect on the price of our Common Shares or warrants, impair the ability to sell or purchase our Common Shares or warrants when persons wish to do so, and any delisting may materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all. Delisting could also have other negative results, including the potential loss of institutional investor interest and fewer business development opportunities, as well as a limited amount of news and analyst coverage of us. Delisting could also result in a determination that our Common Shares are a “penny stock,” which would require brokers trading in our Common Shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary market for our Common Shares. In the event of a delisting, we would attempt to take actions to restore our compliance with the listing requirements, but we can provide no assurance that any such action taken by us would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our Common Shares from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with listing requirements.

VI. ECONOMIC AND MARKET RISKS

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

Base and precious metals prices are subject to volatile price movements, which can be material and occur over short periods of time, and which are affected by numerous factors, all of which are beyond the Company’s control. Such factors include, but are not limited to, actual and expected macroeconomic and political conditions, interest and exchange rates, inflation or deflation, fluctuations in the value of the U.S. dollar and foreign currencies, global and regional supply and demand, speculative trading, the costs of and levels of base and precious metals production, the availability and costs of substitutes, investments by commodity funds and other actions of participants in the commodity markets. Such external economic factors are in turn influenced by changes in international investment patterns, monetary systems, the strength of and confidence in the U.S. dollar (the currency in which the prices of base and precious metals are generally quoted), and political developments. The effect of these factors on the prices of base and precious metals, and therefore the economic viability of any of the Company’s exploration projects, cannot be accurately determined. The prices of commodities have historically fluctuated widely, and future price declines could cause the development of, and any future commercial production from, the Company’s properties to be uneconomical. As such, the Company may determine that it is not economically feasible to commence commercial production at some or all of its properties, which could have a material adverse impact on the Company’s financial condition and results of operations. In such a circumstance, the Company may also curtail or suspend some or all of its exploration and evaluation activities.

Many industries, including the mining industry, are impacted by volatile market conditions.

Many industries, including the mining industry, are impacted by volatile market conditions. Global financial conditions remain subject to sudden and rapid destabilization in response to economic shocks. A slowdown in the financial markets or other economic conditions, including but not limited to consumer spending, employment rates, business conditions, inflation, fluctuations in fuel and energy costs, consumer debt levels, lack of available credit, the state of financial markets, interest rates and tax rates may adversely affect the Company’s growth and financial condition. Any sudden or rapid destabilization of global economic conditions could impact the Company’s ability to obtain equity or debt financing in the future on terms favourable to the Company or at all. In such an event, the Company’s operations and financial condition could be adversely affected.

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

VII. REGULATORY RISKS

The Company may be unable to obtain, retain or comply with necessary permits and licenses, which could adversely affect operations

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

Challenges, disputes, or termination of the Company’s mining or exploration concessions, property holdings or titles could have a material adverse effect on the Company’s financial condition or results of operations

The validity of the Company’s mineral rights to the Selebi Mines and Selkirk Mine will always be subject to a degree of uncertainty, and the Company can provide no assurances that such rights will not be challenged or contested. Further, the Company can provide no assurances that there are no title defects affecting its properties. The Company’s mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. Any challenges, disputes, or termination of any one or more of the Company’s mining or exploration concessions, property holdings or titles could have a material adverse effect on the Company’s financial condition or results of operations.

Changes in tax legislation or accounting rules could affect the profitability of the Company

Changes to, or differing interpretations of, taxation laws in Canada, Barbados, Botswana, or any of the countries in which the Company’s assets or relevant contracting parties are located, could result in some or all of the Company’s profits being subject to additional taxation. New taxation rules or accounting policies enacted could result in the Company’s profits being subject to additional taxation and could have a material adverse effect on the Company’s profitability, results of operations, financial condition and the trading price of the Company’s securities. In addition, the introduction of new tax rules or accounting policies, or changes to, or differing interpretations of, or application of, existing tax rules or accounting policies could make acquiring additional resource properties by the Company less attractive to counterparties. Such changes could adversely affect the Company’s ability to acquire new assets or make future investments.

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

Compliance with laws and regulations, including changes to such laws or regulations, could adversely affect the Company’s results of operations

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

Compliance with environmental regulations, including changes to such laws or regulations, could adversely affect the Company’s results of operations

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

The Company is subject to risks associated with climate change and in respect of compliance with emerging climate change regulations or costs

Climate change is an international concern and poses risks to issuers through both direct and indirect effects of physical climate changes and transition risk including government policy, climate change legislation and treaties. Both types of risks could result in increased costs, and therefore decreased profitability of our operations. Governments at all levels may be moving towards enacting legislation to address climate change concerns, such as requirements to reduce emission levels and increase energy efficiency, and political and economic events may significantly affect the scope and timing of climate change measures that are ultimately put in place. Where legislation has already been enacted, such regulations may become more stringent, which may result in increased costs of compliance. There is no assurance that compliance with such regulations will not have an adverse effect on our results of operations and financial condition. Furthermore, given the evolving nature of the debate related to climate change and resulting requirements, it is not possible to predict the impact on our results of operations and financial condition.

Climate change may result in a number of physical impacts on our business, including an increasing frequency of extreme weather events, water shortages and extreme temperatures, which have the potential to disrupt our exploration and development plans and may have other impacts on our business, including transportation difficulties and supply disruptions. Our emergency plans for managing extreme weather conditions may not be sufficient and extended disruptions could have adverse effects on our results of operations and financial condition.

Compliance with various laws and regulations may cause substantial delays and require significant cash and financial expenditure

The Company is subject to various laws and regulations. The costs associated with compliance with such laws and regulations may cause substantial delays and require significant cash and financial expenditure, which may have a material adverse effect on the Company or the development of the Company’s projects.

The Company relies on various counsel, consultants and advisors in respect of legal, environmental compliance, banking, financing and tax matters in order to ensure compliance with material legal, regulatory and governmental developments as they pertain to and affect the Company’s operations. Nevertheless, the Company may fail to comply with a legal or regulatory requirement, which may lead to the revocation of certain rights or to penalties or fees and enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.

Parties engaged in exploration operations may be required to compensate those suffering loss or damage by reason of the exploration activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations and, in particular environmental laws. Any of the foregoing may have a material adverse effect on the Company or the development of its projects.

The Company is subject to risks related to referendums and resolutions in respect of prohibition or restriction of mining and related exports of minerals

Mining and exploration activities are subject to various laws and regulations governing prospecting, development, mining, production, export, waste disposal, land use, and other matters. Although the Company believes that its activities are currently carried out in accordance with all applicable laws and regulations, no assurance can be given that new laws, regulations, resolutions or referendums will not be enacted or passed or that existing laws and regulations will not be amended, restricted or applied in a manner that could limit, restrict or curtail the development of the Company’s properties. Amendments to current laws and regulations, or the enactment or passing of new laws, regulations, resolutions or referendums governing the operations and activities of the Company could have a material adverse effect on the Company’s business, financial condition and results of operations.

To the extent that any municipality or other governmental authority institutes a restriction on exploration and mining activities and the Company is not successful in challenging or appealing such restriction, the Company’s ability to explore and develop its projects could be limited, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company is subject to risks associated with government and community/stakeholder regulation, approvals and license to operate

Natural resources companies face increasing public scrutiny of their activities. The Company may face pressure to demonstrate that, in addition to seeking to generate returns for its shareholders, other stakeholders benefit from the Company’s activities, including local governments and the communities surrounding or nearby its properties. The potential consequences of these pressures include reputational damages, lawsuits, increasing social investment obligations and pressure to increase taxes, future royalties or other contributions to local governments and surrounding communities. These pressures may also impair the Company’s ability to successfully obtain permits and approvals required for its operations.

Mineral exploration activities of the Company are subject to extensive laws and regulations governing prospecting, exploration, development, production, taxes, labour standards and occupational health, mine safety, toxic substances, land access and land use, waste disposal, water use, land claims of local people and other land users, protection of historic and archaeological sites, mine development, protection of endangered and protected species and other matters.

Government and community/stakeholder approvals may be required in connection with the Company’s operations. To the extent such approvals are required and not obtained, the Company may be curtailed or prohibited from continuing its exploration or mining operations or from proceeding with planned exploration or development of mineral properties.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations or in the exploration or development of mineral properties may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

The Company’s mineral exploration activities may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that increase royalties payable or the costs related to the Company’s activities or maintaining its properties. Operations may also be affected in varying degrees by government regulations with respect to restrictions on production, price controls, government-imposed royalties, claim fees, export controls, income taxes, and expropriation of property, environmental legislation and mine safety. The effect of these factors cannot be accurately predicted.

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

The establishment and development of local Botswanan legal entities adds an additional regulatory framework within which the Company operates and is supplementary to the regulatory framework existing in Canada and the United States of America. The Company holds its interest in the Selebi Mines and the Selkirk Mine indirectly through its 100% owned subsidiaries Premium Nickel Resources Proprietary Limited (“PNRPL”) and Premium Nickel Group Proprietary Limited (“PNGPL”), respectively.

The Company’s operating entities in Botswana are governed in accordance with applicable local laws and entity-wide governance principles. The directors and management of the Company’s operating entities in Botswana are generally comprised of a majority of senior management employees and where required by local laws, local residents, who are generally longstanding local management level employees, or local corporate counsel. In addition, certain members of the Company’s management have experience conducting business in Botswana, as detailed below, where the Company has maintained operations since 2021. Operating in Botswana requires greater internal controls and adherence to a regulatory framework which creates challenges in relation to decision-making, communication, and compliance. The Company has experienced management and has retained legal advisors and consultants to help facilitate adherence to regulatory requirements to meet this challenge.

ii.	Experienced Board and Management

In addition to their experience with the Company, members of the Board of Directors and management also have extensive experience operating and managing investments and projects in Africa. Furthermore, they bring diverse expertise in areas such as global strategy, finance, exploration, technology, and corporate development. Their collective experience spans several decades and includes successful ventures in both public and private sectors. Certain members of the Board of Directors, management and senior officers of the Company have made trips to Botswana to gain a deeper understanding of the Company’s operations and projects as well as to impart their experience and knowledge of the local business, culture and practices to the other members of the Board of Directors and officers.

As at the date of this report, Mr. Sean Whiteford serves as the Company’s Chief Executive Officer and as a director. Mr. Whiteford, in his former role as President of NEXM guided the Company’s strategic direction and provided oversite on all aspects of the Botswana projects. He has gained experience in the regional business landscape and regulations. He also has extensive knowledge of mineral exploration, resource definition, mining, strategy, technology and project studies having held various corporate, operational and technical roles at BHP, Rio Tinto and Cliffs Natural Resources.

The Company also relies on the expertise of its local Botswana-based personnel, Mr. Kneipe Setlhare, Mr. Karabo Monepe, Mr. Tidimalo Tito and Mr. Boris Kamstra, who resides in South Africa, and all of whom have extensive mining and government relations experience in Botswana.

Overall, the Company benefits from and relies on the collective wealth of expertise and experience in the Company’s business and operations in Botswana of its Board of Directors, management, locally based personnel and technical teams.

iii.	Use of and Reliance on Experts and Local Advisors

The Company has retained local Botswanan law firms to advise on various corporate and regulatory legal issues, including the Company’s right to conduct business in Botswana, title verification over the Botswanan assets, and has relied on advice from local counsel with respect to such matters. Additionally, the Company has retained engineering and geoscientific services firms including SRK Consulting, SLR Consulting, The MSA Group, DRA Global, SGS Mineral Services, and Blue Coast Research, Flowsheets Metallurgical Consulting and Fuse Advisors. The Company ensures that any such counsel or provider retained has their credentials vetted and referenced, with considerable diligence and adherence to local licences, professional associations, and regulators.

The Company’s officers and its Board of Directors benefit from and rely on the advice and guidance provided by its Botswanan legal advisor as well as personnel based in Botswana of new developments in local mining regimes and new requirements that come into force from time to time, as they pertain to and affect the Company’s business and operations in Botswana. Any material developments are subject to oversight and discussion by the Board of Directors.

iv.	Language, Cultural Differences and Business Practices

English is the official language of Botswana, in which the Audit and Risk Management Committee (the “ARMC”) of the Company and the Company’s external auditors are proficient. The most widely spoken language in Botswana is Setswana. The languages spoken by the members of the Board of Directors, management and technical team of the Company and its subsidiaries include Afrikaans, English and Setswana.

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

The Company implemented a formal cybersecurity program during 2025 using the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF 2.0”) as a guiding principle for assessing, identifying and managing material risks from cybersecurity threats. The Company’s program safeguards the confidentiality, integrity, and availability of our essential systems, information and computing resources, and is designed to detect and mitigate risks from cybersecurity threats to our data and our systems. Central to the Company’s cybersecurity program is a robust incident response plan designed to address potential cyber incidents swiftly and effectively.

It is important to clarify that our use of the NIST CSF 2.0 for guidance purposes to frame our risk identification, assessment and management processes does not equate to compliance with any specific technical standards or requirements.

The key components of our cybersecurity program include:

●	a Chief Information Security Officer (“CISO”) to develop, implement, and monitor the cybersecurity program;

●	conducting annual risk assessments to pinpoint material cybersecurity threats to our critical systems, data, and overall IT infrastructure;

●	a third-party security consultant overseeing the risk assessment process, maintenance of security controls, and coordination of responses to cybersecurity incidents;

●	engagement with external service providers to evaluate, enhance, or support our security measures; and

●	an incident response plan outlining specific procedures for managing cybersecurity incidents.

Cybersecurity Governance

The governance of cybersecurity risks is a critical function of our Board, which plays a key role in the oversight of cybersecurity and related technology risks. The Board is tasked with monitoring the effectiveness of our cybersecurity risk management program.

The Board is kept informed by management with respect to cybersecurity risks facing the Company and significant cybersecurity incidents.

The responsibility for day-to-day management of cybersecurity risks lies with the CISO, Mr. Brett MacKay and Chief Executive Officer, Mr. Sean Whiteford, with assistance from other members of management and contracted information technology consultants. The Company’s contracted information technology consultants consist of experienced professionals in the areas of network security and disaster recovery. This team will be at the forefront of our cybersecurity initiatives, coordinating both internal and external resources to anticipate, identify, and mitigate cyber threats. The Company receives regular updates from our third-party security consultant, leveraging intelligence from various sources, and utilizing advanced security tools to protect our digital environment.

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

While the Company also holds interests in certain exploration stage properties located in Canada, the Company has determined that such properties are not independently material to the Company at this time. For more information, see below under the heading “Canada Nickel Projects – Sudbury, Ontario”.

Selebi Mines

The information that follows relating to the Selebi Mines is derived from, and in some instances is an extract from, the Selebi TRS (as defined herein). Portions of the following information are based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the Selebi TRS, which has been included as Exhibit 96.1 to this Report. In the event that we determine that any modifying factors, estimates and other scientific and technical information in the report materially change, we may update or file a new technical report in the future. The Selebi Mines is an exploration stage property.

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

Selebi Mines
NexMetals Mining Corp.
Selebi Mines
Central District, Republic of Botswana
Location Map
SLR
BOTSWANA
Angola
Zambia
Zimbabwe
Nambia
South Africa
Chobe
Ngamiland
Central
Ghanzi
Kweneng
Kgatleng
Ngwaketse
South-east
Kgalagadi
North- east
Kasane
Kazungula
Livingstone
Katima Mulilo
Rundu
Andara
Caprivi Strip
Hwange (Wankie)
Lupane
Binga
Lake Kariba
Victoria Falls
Okavango Delta
Nokaneng
Maun
Tsau
Sehithwa
Lake Ngami
Nata
Makgadikgadi (salt pans)
Rakops
Orapa
Letlhakane
Francistown
Plumtree
Bulawayo
Gwanda
Serule
Selebi-Phikwe
Sefophe
Beitbridge
Messina
Serowe
Palapye
Mahalapye
Ghanzi
Mamuno
Kang
Tshane
Molepolole
Mochudi
Jwaneng
Khakhea
Kanye
Gaborone
Lobatse
Zeerust
Werda
Tshabong
Bokspits
Mafikeng
Rustenburg
Pretoria
Witbank
Middelburg
Johannesburg
Bethal
Pietersburg
Potgietersrus
Nylstroom
Klerksdorp
Vryburg
Kuruman
Warrenton
Upington
Limpopo
Molopo
0 50 100 150 200 250
Kilometres
N
20°
24°
28°

Source: Map Resources, 2021.

Mining Tenure

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

27°45'E
27°50'E
27°55'E
KEY MAP
Map Area
BOTSWANA
Gaborone
0
500
Kilometres
Legend:
Nickel Deposit
Mining Lease Boundary
Township Boundary
State Land
Tribal Land
PNR surface rights lease
PNR servitude
Selebi-Phikwe
SELEBI NORTH
2022/1L
SELEBI
N
0 2 4 6 8 10
Kilometres
Esri, HERE, Garmin, USGS, METI/NASA, Maxar
SLR
NexMetals Mining Corp.
Selebi Mines
Central District, Republic of Botswana
Land Tenure and Surface Rights Map

Source: Ngwato Land Board, Republic of Botswana, 2022.

Infrastructure

The historical BCL operations consisted of an integrated mining, concentrating and smelting complex which operated for over 40 years over the Selebi Phikwe project area. The smelter processed Selebi and Phikwe concentrates and toll treated nickel concentrates received from the Nkomati Nickel Mine and the Phoenix Mine. The concentrator plant and smelter were located adjacent to the Selebi Mines at the historical Phikwe Mine; however, these facilities were not included in the Company’s acquisition of the Selebi Mines and remain under separate ownership. Both facilities were placed on care and maintenance in 2016. The Selebi Mines current infrastructure includes two previously operating mines, Selebi Main (#2 Shaft) and Selebi North (#4 Shaft), and associated surface infrastructure.

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

NEXM acquired the Selebi Mines and current Selebi mining lease from the BCL Liquidator on January 31, 2022.

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

All mineralization horizons pinch and swell, are conformable to the gneissic foliation, and are hosted within or at the hanging wall contact of amphibolite with the gneissic country rocks. Mineralization horizons range in thickness from very thin to over 20 metres thick and are commonly one to three metres thick (deposit dependent). Orientation follows country rock foliation, and the zones can dip moderately to steeply, and can extend from 150 m to over 2,000 metres.

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

The property is accessed year-round via paved and gravel roads from Gaborone and Francistown. The Selkirk Mine infrastructure includes relict surface infrastructure supporting the historical underground mine, and the original decline. The Selkirk Mine has a fairly level terrain, and beyond the mine footprint is covered in grassland with dispersed and clusters of trees typical of a tree savanna biome.

Mining Tenure

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

Infrastructure

The area is in a rural district, and the available infrastructure is minimal. The property benefits from power and water supply. A railway line crosses the western margin of the Selkirk area.

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

On January 31, 2025, the Company filed with the SEC on a Current Report on Form 8-K, the Selkirk MRE in conformance with S-K 1300 and Item 601(b)(96) Technical Report Summary, entitled “S-K 1300 Technical Report Summary, Selkirk Nickel Project, North East District, Republic of Botswana” and dated January 8, 2025 (with an effective date of November 1, 2024), for its Selkirk Mine.

The table below presents the Selkirk Mine Mineral Resource Estimate, with effective date of November 1, 2024:

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

The Selkirk MRE provides a solid foundation for advancing the Selkirk deposit to an economic study. It was prepared using results from 232 surface and 10 underground historical drillholes drilled between 2003 and 2016, five 2016 drillholes sampled by NEXM in 2021, and 17 historical drillholes resampled in 2024. Analytical results from NEXM re-sampling showed higher platinum group element values compared to historic results. Cobalt, a potentially valuable by-product, has not been included in the Selkirk MRE as cobalt analyses were not consistently available throughout the deposit at the time of MRE preparation. Ongoing metallurgical studies will determine payability of cobalt at the Selkirk Mine.

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

No exploration work was completed in 2025 on the Post Creek property. The claims have sufficient work credits to keep them in good standing until 2030. No material expenditures or activities are currently being contemplated on the Post Creek property.

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

No exploration work was completed on the Halcyon property in 2025. The claims are in good standing through 2030. No material expenditures or activities are currently being contemplated on the Halcyon property.

Maniitsoq Nickel-Copper-PGM Project, Southwest Greenland

In December 2024, the Company notified the Government of Greenland that it was relinquishing its licences. Removal of the remaining structures from the camp was completed in September 2025. In November 2025, the Company received final approval from the authorities of the relinquishment.

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

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Common Shares are listed and posted for trading on the Nasdaq and TSXV under the symbol “NEXM”.

Holders

As of March 13, 2026, there were 181 holders of record of Common Shares, based on information provided by the Company’s transfer agent. This figure does not reflect the beneficial ownership of shares held in nominee name. The holders of Common Shares are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of Common Shares have no pre-emptive rights and no right to convert their Common Shares into any other securities. There are no redemption or sinking fund provisions applicable to the Common Shares.

Dividends

We have not paid, and do not in the foreseeable future intend to pay, any dividends on the Common Shares. The declaration and payment of future dividends to holders of our Common Shares will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors deemed relevant by the Board of Directors. There are no current restrictions that limit our ability to pay dividends on our Common Shares or that are likely to do so in the future.

Unregistered Sales of Equity Securities

The following table outlines the number of Common Shares and securities that are convertible to Common Shares issued by the Company pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) as a transaction not involving a public offering and Rule 506 promulgated under the Securities Act, during the three months ended December 31, 2025.

Convertible Securities

On November 17, 2025, the Board approved a grant of RSUs representing an aggregate of 332,512 Common Shares to certain officers, employees and consultants. Of this amount, 287,512 RSUs were granted at a deemed price of $7.60 per RSU, representing the 90-Day volume weighted average price of the Company’s shares on the TSXV as of November 17, 2025, and reflecting a 55% premium to the Company’s closing share price on November 17, 2025. These RSUs will vest annually in equal thirds beginning on the first anniversary of the date of grant. A further 45,000 RSUs were granted to certain officers and consultants at a deemed price of $8.80 per RSU, representing a 79% premium to the Company’s closing share price on November 17, 2025. These RSUs will vest in full on the first anniversary of the date of grant.

The Company also granted DSUs representing an aggregate of 46,600 Common Shares to directors at a deemed price of $7.60 per DSU on November 17, 2025. The DSUs will be payable in cash and settled in accordance with the terms of the Omnibus Plan.

Date of Issuance	Security	Exercise Price per Security ($)	Number of Securities
November 17, 2025	RSUs	N/A	332,512
November 17, 2025	DSUs	N/A	46,600

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There was no repurchase activity by the Company in respect of Common Shares during the year ended December 31, 2025.

Item 6. [RESERVED].

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis (this “MD&A”) of our financial condition and results of operation should be read in conjunction with the consolidated financial statements of the Company and accompanying notes thereto for the fiscal years ended December 31, 2025, and 2024 (the “Annual Financial Statements”) appearing elsewhere in this Report. This discussion and analysis below includes forward-looking statements within the meaning of applicable securities laws that are subject to risks, uncertainties and other factors described in the “Risk Factors” section in Part I, Item 1A of this Report that could cause actual results to differ materially from those anticipated in these forward-looking statements as a result of various factors. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. We caution you to read the “Cautionary Note Regarding Forward-Looking Statements” section of this Report.

This MD&A is intended to assist the reader to assess material changes in the financial condition of the Company during the year ended December 31, 2025, and the results of operations of the Company for the twelve-month periods ended December 31, 2025, and December 31, 2024. The Annual Financial Statements and the financial information contained in this MD&A were prepared in accordance with accepted accounting principles in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

In this MD&A, unless the context otherwise requires, references to “the Company” or “NEXM” refer to NexMetals Mining Corp. and its consolidated subsidiaries. All monetary amounts in the discussion are expressed in Canadian dollars unless otherwise indicated.

Company Overview

NEXM is a mineral exploration and development company focused on the discovery and advancement of high-quality Cu-Ni-Co-PGE resources. The principal assets of the Company are the Selebi Main and Selebi North Cu-Ni-Co mines in Botswana and related infrastructure, as well as the Cu-Ni-Co-PGE Selkirk mine in Botswana, together with associated infrastructure and four surrounding prospecting licenses.

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

NEXM is headquartered in Vancouver, British Columbia, Canada and its Common Shares are publicly traded on the Nasdaq and the TSXV under the symbol “NEXM”. Prior to June 11, 2025, the Company traded on the TSXV under its previous name and symbol, Premium Resources Ltd. and “PREM,” respectively.

Statement on Disclosure Regarding Mineral Properties

The information that follows relating to the Selebi Mines is derived from, and in some instances is an extract from, the Selebi Technical Report Summary entitled “S-K 1300 Technical Report Summary Selebi Mines, Central District, Republic of Botswana” with an effective date of June 30, 2024 and a signature date of December 17, 2024, prepared by SLR Consulting (Canada) Ltd., prepared in compliance with the SEC’s Modernization of Property Disclosures for Mining Registrants set forth in subpart 1300 of Regulation S-K.

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

The qualified persons of SLR Consulting (Canada) Ltd. meet the qualifications specified under the definition of “qualified person” under Item 1300 of Regulation S-K. Portions of the following information are based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the Selebi TRS and Selkirk TRS, which have been included as Exhibit 96.1 and 96.2 to this Report, respectively. In the event that we determine that any modifying factors, estimates and other scientific and technical information in the reports materially change, we may update or file a new technical report in the future. The Selebi Mines and Selkirk Mine are exploration stage properties.

Further information on assay results can be found in the Company’s news releases which are available on the Company’s website (https://nexmetalsmining.com/). The Company’s website is not incorporated in this Report. Assay results are publicly released as they are received and confirmed by the Company.

Exploration and Evaluation Activities

The following table outlines the key milestones, estimated timing and costs related to each of the Mines, based on the Company’s reasonable expectations, intended courses of action and current assumptions and judgement, with information based as of December 31, 2025.

Key Milestones for Project	Expected Timing of Completion	Anticipated Costs
Exploration and Development
Selebi Main Surface Drilling Program	Ongoing, costs to June 30, 2026	$6.8 million to $7.8 million
Selebi Mines underground development	Ongoing, costs to June 30, 2026	$2.0 million to $2.5 million
Capital expenditures(1)	Ongoing, costs to June 30, 2026	$2.0 million to $2.8 million
Studies & Operating Costs
Advancing project economics(2)	Ongoing, costs to June 30, 2026	$3.0 million to $3.8 million
Operating costs	Ongoing, costs to June 30, 2026	$7.5 million to $8.1 million

Notes:

(1)	Includes mobile equipment purchases and refurbishments, pumps, electrical equipment, and remaining payments on a second Marcotte deep drill in support of drill programs and underground development.
(2)	Includes advancing project economics through further metallurgical sampling and testing, flowsheet design, Mineral Resource Estimates for the Mines, and the Selebi Mines Preliminary Economic Assessment.

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

Selebi Mines, Botswana

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

Additional holes were designed to evaluate the lateral extent of the down-plunge extensions in the South Limb and N2 Limbs with the purpose of collecting sufficient additional data to include the new mineralization in an updated MRE, the results of which continue to strengthen confidence in the size and continuity of the deposit. Highlights from these holes include:

●	SNUG-25-189 intersected mineralization in the South Limb and N2 Limb with assay highlights of 4.90 metres of 4.39% CuEq[1] (0.73% Cu, 1.77% Ni) in the South Limb and 19.40 metres of 3.93% CuEq[1] (1.05% Cu, 1.40 % Ni) in the N2 Limb.

●	SNUG-25-194 intersected mineralization in the South Limb with assay highlights of 32.45 meters of 4.61% CuEq[1] (1.61% Cu, 1.46% Ni).

The final hole of the program was completed in late January 2026, at which point the drill rig was relocated to surface to begin conversion works to a surface rig. During 2025 and up to the date of this Report, the Company has drilled approximately 9,656 metres in 17 holes as part of the Selebi North Underground Resource Expansion Drilling program. Assays for a total of approximately 42,672 metres across 95 completed holes at Selebi North have been completed subsequent to the 2024 Selebi Mines MRE. All core is sampled and sent to ALS Chemex in Johannesburg for analysis. All holes are surveyed with a gyro instrument and selected holes are surveyed with BHEM geophysical tools.

Selebi Main

During the year, the Company implemented a surface drilling program at Selebi Main to investigate BHEM responses beyond the end of several holes, interpreted to be caused by a potential third parallel mineralized horizon beneath the two known zones. The drill testing has been through the extension of 4 historic drill holes, to target a large conductor interpreted to lie 150 to 200 metres beneath the Selebi Main resource. Although a thick zone of altered amphibolite host rock was intersected, no significant mineralization was present in either the original or revised target area. A total of 969 metres in 4 hole extensions was completed. BHEM surveys in these hole extensions have provided additional information that indicate that the build-ups were shoulder responses to a source located to the south.

1CuEq was calculated using the formula CuEq=Cu+2.06*Ni assuming long-term prices of US$10.50/lb Ni and US$4.75/lb Cu, and nickel and copper recoveries of 72.0% and 92.4%, respectively, derived from metallurgical studies which consider a conceptual bulk concentrate scenario.

Selebi Hinge and Selebi Main Flexure Zone

During the second quarter of 2025, the Company commenced the surface drilling program targeting BHEM plates in the 2-kilometre gap zone between the Selebi North and Selebi Main deposits known as the “Hinge”. The program was designed to demonstrate the broader scale potential of the Selebi Mines and to further support the Company’s core thesis that these deposits are larger than previously recognized.

The program was executed using two company-owned underground U5 drills which were converted into surface A5 drills, and a new Marcotte HTM2500 drill purchased by the Company capable of drilling to depths of 2,500 metres (NQ core) which arrived on site in July 2025.

Initial hinge drilling returned multiple zones of massive and semi-massive sulphide mineralization, with drill hole SMD-25-201 intersecting three zones including 3 metres of massive sulphides. BHEM results refined targeting down plunge of the existing Selebi Main resource, leading to follow-up hole SMD-25-205, which intersected 11.05 metres of 7.31% CuEq1 (3.00% Cu and 2.09% Ni), including 5.75 metres of 8.73% CuEq1 (3.98% Cu and 2.31% Ni) located 130 metres beyond the existing Selebi Main resource within the emerging Selebi Main Flexure Zone.

Following results from the BHEM data on drill hole SMD-25-201, historic hole sd144 was extended and a subsequent BHEM survey identified a high-priority conductive anomaly (the “Super Conductor”) with results indicating that the strongest portion of the anomaly remains untested and defining additional high-priority targets to the north. The Super Conductor reflects the highest-amplitude BHEM response recorded at Selebi Main in the Company’s history.

Hinge drill hole SMD-25-203 intersected two zones of mineralization 685 metres beyond the current Selebi Main MRE. Visual sulphide mineralization includes an 18.30 metre mineralized main zone containing multiple intervals of massive, semi-massive, and disseminated sulphides, and a lower zone with two zones of massive sulphides within a 4.55 metre interval. Follow-up hole SMD-26-208 intersected three zones of massive and disseminated sulphides located 230 metres up plunge of SMD-25-205, including a 2.15 metre interval of massive sulphides in an upper zone, a 3.05 metre interval of massive and disseminated sulphides in the Main Zone and a 10.5 metre interval of massive and disseminated sulphides in the Lower zone.

Results confirm the presence of an emerging Flexure Zone in Selebi Main where the mineralized system changes orientation, extending both down-dip and down-plunge from the existing Selebi Main resource. To date, a total of 16,140 metres have been drilled as part of the Hinge surface program and related follow-up holes, comprising seven completed holes, one hole extension, one abandoned hole and four holes currently in progress.

These results confirm that the Selebi Main mineralized system remains open well beyond current resource boundaries, highlighting strong potential to add significant tonnes in future MRE updates.

1CuEq was calculated using the formula CuEq=Cu+2.06*Ni assuming long-term prices of US$10.50/lb Ni and US$4.75/lb Cu, and nickel and copper recoveries of 72.0% and 92.4%, respectively, derived from metallurgical studies which consider a conceptual bulk concentrate scenario.

Studies

Following the completion of comprehensive technical and trade-off studies, the Company is evaluating the construction of a new processing facility at the Selebi Mines to produce concentrate for commercial sale, or for further refining, and does not plan to restart the existing concentrator or smelter from the original BCL operations, which were placed on care and maintenance in 2016 and remain under separate ownership. The Company is also evaluating pre-concentration using x-ray transmission technology (“XRT”).

On July 28, 2025, the Company reported initial results from its bulk test work using XRT pre-concentration sorting at the Selebi Mines. The initial results demonstrated the potential to reduce the amount of waste rock being sent to the processing circuit and enhance the head grade by over 15% compared to a bulk sample. By reducing the volume of waste that is directed to the processing circuit, the waste volume directed to grinding and flotation circuits could be substantially reduced, improving cost and efficiency.

On September 3, 2025, the Company announced results from a comprehensive bulk sample-based metallurgical program. The program demonstrated the ability to generate two separate saleable copper and nickel-cobalt concentrates based on underground bulk samples from both the Selebi North and Selebi Main deposits. Final concentrate assay results confirmed that both copper and nickel concentrates are expected to meet industry-standard smelter acceptance criteria, supporting a clear pathway to commercial sales. The concentrates exhibit very low levels of deleterious elements, all below penalty thresholds, which enhances marketability and potential offtake terms.

The optionality to produce separate saleable concentrates supports potential restart scenarios with significantly lower capital intensity and decreased execution risk. Based on these results, and subject to further economic evaluation, the Company now expects to have an alternative path forward, in which an on-site smelter or hydrometallurgical facility may not be required, significantly derisking the capital requirements and operational complexity of future production at the Selebi Mines.

The Company commenced a PEA in October 2025 for the Selebi Mines under the separate saleable concentrates scenario, the scope of which includes mine design and scheduling, process engineering, infrastructure planning, a processing facility and capital and operating cost estimation. This assessment is being undertaken in accordance with Canadian disclosure standards and does not constitute an “initial assessment,” “pre-feasibility study,” or “feasibility study” as defined under the SEC’s Regulation S-K 1300.

Costs

During the year ended December 31, 2025, the Company incurred $30,622,247 (year ended December 31, 2024 - $28,017,207), in exploration and evaluation expenditures on the Selebi Mines.

On December 2, 2025, the Company prepaid the first of two contingent payments under the Selebi APA. The payment, which was otherwise payable upon approval by the Botswana Ministry of Mineral Resources, Green Technology and Energy Security of the Company’s Section 42 and Section 43 applications (for the further extension of the mining license and amendment of mining program, respectively), amounted to $34,441,488, and secured unencumbered title to the Mines. As of December 31, 2025, the Company had incurred $43,176,889 to acquire the Selebi Mines, and a further $99,912,359 in exploration and evaluation expenditures project-to-date as at December 31, 2025.

Outlook

Building on the targets identified during the Hinge program, the Company has initiated a Selebi Main resource expansion drilling program from surface using BHEM surveys to define drill targets, with approximately 30,000 meters planned to support resource expansion at Selebi Main. Drilling will test both the Main Zone and Lower Zone, where historical drilling and BHEM modelling indicate increasing thickness and continuity down-dip and down plunge to the north. Drill sequencing will be guided by ongoing geophysical interpretation, allowing the Company to target conductive plates as results are received. The program is intended to materially expand the Inferred resource and generate the geological data required for an updated MRE planned for later in 2026. Drill results are expected to be reported on a regular basis throughout 2026.

Underground development at Selebi North will continue to establish better drilling access for future infill drilling required for economic studies

In addition to drilling, the Company is advancing study work. Mineralogical studies and flowsheet optimization are underway with the objective of improving recoveries under the separate saleable concentrates scenario, which includes the completion of studies on (i) copper rougher tailings and nickel cleaner tailings streams to better understand nickel losses, (ii) assessing finer regrind opportunities to improve nickel liberation and recovery, and (iii) conducting batch tests on Selebi Main and Selebi North material individually. Flowsheet designs will also take into consideration the ongoing XRT pre-concentration sorting evaluations. Hydrometallurgical studies have been deferred pending the foregoing investigations.

Remaining assay and BHEM results from the Selebi North Underground Resource Expansion Drilling program, ongoing results from the Selebi Main resource expansion drilling program, and further study work will be incorporated into an updated MRE and PEA planned for completion in the second half of 2026.

Selkirk Mine, Botswana

Exploration

In May 2025, the Company commenced a 12-hole surface drilling program. The program was focused on twinning 11 historical holes to collect metallurgical samples and validate legacy data with a twelfth hole to fill a gap in the resource. The 11 twinned holes provided fresh HQ-sized core to support metallurgical flowsheets, to generate material for preliminary XRT pre-concentration sorting tests, and to support the potential expansion and upgrade of the resource. The Company has completed the 12-hole surface drilling program which consisted of 3,903 metres. Assays have been released, highlights of which include 231 metres of 1.09% CuEq2, 210 metres of 1.06% CuEq2, and 219 metres of 1.03% CuEq2.

In July 2025, the Company commenced a 3-hole exploration program targeting untested historical Versatile Time-Domain Electromagnetic anomalies located immediately south of the Selkirk resource. The Company has completed the 3-hole exploration program, which consisted of 522 metres. Two of the three drill holes are located along the same geological horizon of the Selkirk deposit and intersected intervals of massive and disseminated sulphides. Assays for the 3-hole exploration program are pending.

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

2CuEq% calculated using the formula Cu% + Ni%*(55.605/53.913) + Pd g/t*(22.948/53.913) + Pt g/t*(14.891/53.913) from the Selkirk Technical Report.

The Company continued its re-sampling program of historic drill core throughout the year, targeting both resource expansion and reclassification in an updated MRE and to obtain complete PGE analysis. An additional 34 historical holes have been identified for resampling. To date, 34 holes have been processed, relogged and resampled. A total of 17 holes from a previous program were completed with assays announced in October 2024, while results from an initial 6 holes of the current 34-hole program were released on August 28, 2025. Assays for the remaining 2025 holes are pending. The results received to-date for the 2025 program have confirmed large intercepts of mineralization within the current Selkirk MRE as well as outside of the Selkirk MRE and within the conceptualized pit shell demonstrating potential for expansion of the deposit.

Work continues on the four prospecting licences, consisting of soil sampling programs designed to follow up on historic exploration data.

Studies

Metallurgical studies are ongoing, focused on supporting the development of a modern metallurgical flowsheet including the potential for XRT pre-concentration. Separate copper and nickel concentrate testing is also underway using the large diameter drill core, and results are expected in the first half of 2026. The results of this work will be incorporated into an updated Mineral Resource Estimate and future economic evaluations.

Costs

During the year ended December 31, 2025, the Company incurred $5,185,947 (December 31, 2024 - $1,477,696) in exploration and evaluation expenditures on the Selkirk Mine. The Company incurred $327,109 to acquire the Selkirk Mine, and has incurred a further $8,250,913 in exploration and evaluation expenditures project-to-date as at December 31, 2025.

Outlook

The Company intends to focus on advancing the metallurgical test work. The results of these studies, together with the new assay results, will support the preparation of an updated MRE which is estimated to be completed in the first half of 2026. In parallel, soil sampling results on the adjoining prospecting licences will guide further work programs in 2026.

Other Properties

No exploration work was completed in 2025 on the Post Creek property or Halcyon property, and no further work is currently planned for 2026.

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

The following table summarizes the Company’s operations for the three- and twelve-month periods ended December 31, 2025, and December 31, 2024:

	Three months ended December 31,		Year ended December 31,
	2025	2024	2025	2024
	$	$	$	$

EXPENSES
General exploration expenses	8,982,650	7,714,199	36,113,842	29,651,360
Depreciation and amortization	507,350	492,787	2,068,821	1,581,270
General and administrative expenses	2,122,138	2,852,738	8,423,722	7,617,245
Investor relations and communications	1,090,117	96,314	4,981,937	362,933
Director fees	128,337	138,113	482,396	1,020,523
Fair value movement of DSUs	(225,122)	(489,520)	(298,914)	(963,340)
Impairment loss	-	-	501,497	-
Net foreign exchange loss	273,673	47,725	839,857	408,086
LOSS FOR THE PERIOD BEFORE OTHER ITEMS	12,879,143	10,852,356	53,113,158	39,678,077

OTHER ITEMS
Interest income, net	(114,362)	(116,547)	(437,638)	(114,114)
Interest expense and accretion on term loan	-	792,141	428,371	3,109,319
Loss on term loan extinguishment	-	-	5,982,434	-
Other income	-	(252,999)	-	(252,999)
NET LOSS FOR THE PERIOD	12,764,781	11,274,951	59,086,325	42,420,283

●	General exploration expenses increased by $1,268,451 and $6,462,482 for the three and twelve months ended December 31, 2025, respectively, as the Company advanced its drilling and study work aimed at rapidly demonstrating the size potential of the Mines through expansionary drilling, metallurgical flowsheet development, and other studies and evaluation work. For more information relating to the activities, see “Exploration and Evaluation Activities”.

●	Depreciation and amortization increased by $14,563 and $487,511 for the three and twelve months ended December 31, 2025, respectively, due to significant property, plant and equipment acquisitions over the past twelve months. Depreciation for the year ended December 31, 2025, also includes the acceleration of depreciation on certain software assets.

●	General and administrative expenses decreased by $730,600 and increased by $806,477 for the three and twelve months ended December 31, 2025, respectively. The decrease for the three months ended December 31, 2025, is primarily due to lower severance and transition costs in the current quarter. The increase for the twelve months ended December 31, 2025, is attributable to higher share-based compensation expense, reflecting the grant of 299,000 Options and 491,262 RSUs for the year ended December 31, 2025.

●	Investor relations and communications increased by $993,803 and $4,619,004 for the three and twelve months ended December 31, 2025, respectively, a result of the effort to create market awareness about the Company’s new branding, strategic direction and related activities at the Mines, and creating U.S. market awareness of the Company’s Nasdaq listing. The Company incurred costs attending conferences, meeting with investors and engaging investor and communication services. The increase was the result of a planned expansion of additional marketing strategies in the second through fourth quarters of 2025.

●	Director fees decreased by $9,776 and $538,127 for the three and twelve months ended December 31, 2025, respectively, primarily due to amendments to the Company’s board compensation plan in 2025 that reduced overall director remuneration, and the timing and vesting pattern of 2025 DSU grants.

●	Fair value movement of DSUs reflects mark-to-market adjustments to the DSU liability arising from changes in the Company’s Common Share price. Fair value gains reflect a decrease in the Common Share price during the reporting period.

●	Interest income, net represents interest earned on cash and cash equivalent deposits and interest incurred on the Company’s vehicle financing, mortgage payable, and previous lease liabilities. Net interest income decreased by $2,185 and increased by $323,524 for the three and twelve months ended December 31, 2025, respectively. The decrease in the fourth quarter of 2025 reflects lower cash balances during the first half of the quarter, lower prevailing interest rates when compared to the fourth quarter of 2024, and interest expense on the Syringa Lodge mortgage that commenced part way through the third quarter of 2025. The increase for the twelve month period was primarily driven by higher cash balances. In addition, interest expense was lower in 2025 as the final instalments on the drilling equipment and Syringa Lodge leases were paid in the second quarter of 2024 and the fourth quarter of 2024, respectively, eliminating related lease interest charges in the current periods.

●	Interest expense and accretion on term loan comprises accrued interest on the Company’s now-extinguished term loan (see “Liquidity & Capital Resources – Financings”), as well as the accretion of related transaction costs and fees. The decrease of $792,141 and $2,680,948 for the three and twelve months ended December 31, 2025, respectively, relates to the conversion of the term loan to equity during the first quarter of 2025.

●	Impairment loss relates to care and maintenance costs incurred during the 2023 evaluation period of the Phikwe South and Southeast Extension deposits. These costs had previously been capitalized as part of the Selebi Mines acquisition cost. Following the Company’s decision not to pursue the acquisition of these deposits, the Company has determined that the carrying amount of these costs is no longer recoverable and has therefore recognized an impairment loss.

●	Loss on term loan extinguishment represents the difference between the fair value of the Settlement Units (defined in “Liquidity & Capital Resources – Financings”) issued and the carrying amount of the Term Loan on the date it was converted to equity.

Cash Flows

The following table summarizes the Company’s cash flows:

	Year ended December 31,
	2025 $	2024 $
Cash flows
Operating activities	(47,580,572)	(37,599,434)
Investing activities	(37,228,172)	(1,022,231)
Financing activities	119,684,989	25,346,644
Increase (decrease) in cash and cash equivalents before effects of exchange rate changes	34,876,245	(13,275,021)
Effect of exchange rate changes on cash and cash equivalents	(1,201,794)	135,326
Change in cash and cash equivalents for the year	33,674,451	(13,139,695)
Cash and cash equivalents at the beginning of the year	6,105,933	19,245,628
Cash and cash equivalents at the end of the year	39,780,384	6,105,933

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025, increased by $9,981,138 compared to the prior year comparable period resulting from: (i) an increase in general exploration expenses as the Company executed on its expansionary drilling, metallurgical flowsheet development, and other studies and evaluation work in the current year period; and (ii) an increase in investor relations and communications expenditures in an effort to create market awareness about the Company’s new strategic direction and related activities at the Mines.

Investing Activities

Key investing activities relate to the acquisition of property, plant and equipment and acquisition costs for the Selebi Mines. Net cash used in investing activities for the year ended December 31, 2025, increased by $36,205,941 compared to the prior year comparable period. The higher spending in 2025 primarily relates to the first contingent payment of $34,441,488 under the Selebi APA (see “Selebi Mines, Botswana - Costs”), the acquisition of a deep drill and a deposit on a second, and kits for converting underground U5 drills into surface A5 drills.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025, increased by $94,338,345 compared to the prior year comparable period. The increase primarily reflects the closing of the November 2025 Financing (as defined herein) and the Private Placement (as defined herein) in March 2025 for gross proceeds of $80,000,070 and $46,000,000, respectively. In the comparative period, the Company closed a financing in June 2024 for gross proceeds of $27,454,421 (see “Liquidity & Capital Resources – Financings”).

Liquidity & Capital Resources

The Company, being in the exploration and evaluation stage, is subject to risks and challenges similar to companies in a comparable stage of exploration and evaluation. These risks include the challenges of securing adequate capital for exploration and advancement of the Company’s material projects, operational risks inherent in the mining industry, and global economic and metal price volatility. There is no assurance management will be successful in its endeavours.

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

As at December 31, 2025, the Company had $39,780,384 in available cash and cash equivalents (December 31, 2024 – $6,105,933), with no source of operating cash flows, nor any significant credit lines in place. As at December 31, 2025, the Company had working capital (calculated as total current assets less total current liabilities) of $36,517,724 (December 31, 2024 – $3,410,490). The increase in working capital is a result of the cash proceeds received from the Private Placement in March 2025 and the November 2025 Financing.

Financings

March 2025

On March 18, 2025, the Company closed a financing transaction which included a non-brokered private placement and the conversion into equity of its $20,882,353 three-year Term Loan (the “Debt Conversion”) with Cymbria, the lender and an affiliate of the Company’s largest shareholder, EdgePoint Investment Group Inc. (“EdgePoint”), which bore interest at a rate of 10% per annum.

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

In connection with the March 2025 Financing, the Company issued: (i) 200,000 Common Shares to TriView Capital Ltd. (“TriView”) for its services as finder; (ii) 450,000 Common Shares to Fiore Management and Advisory Corp. (“Fiore”) and 187,500 Common Shares to Bowering Projects Ltd. (“Bowering”) for certain advisory services; and (iii) 179,335 Common Shares to a financial advisor for financial advisory services. In addition to the Common Shares, the Company incurred various legal, listing and financing fees payable in cash totaling $2,371,203.

November 2025

On November 17, 2025, the Company closed a brokered public offering in Canada and concurrent private placement in the United States (the “November 2025 Financing”) which consisted of issuing 14,035,100 units (each, a “November 2025 Unit”) of the Company at a price of $5.70 per unit for aggregate proceeds of $80,000,070. Each November 2025 Unit consisted of one Common share of the Company and one Common Share purchase warrant of the Company (each a “November 2025 Warrant”). Each November 2025 Warrant entitles the holder to acquire one additional Common Share at a price of $8.00 per share until November 17, 2027.

In connection with the November 2025 financing, the agents received a total cash fee of $4,512,017 equal to 6% of the gross proceeds with a reduced cash fee equal to 2.0% for sales to certain individuals. The Company also incurred various legal, listing and financing fees payable in cash totaling $821,864.

The net proceeds from the November 2025 Financing funded the prepayment of the first contingent milestone payment under the Selebi APA and Selkirk APA on December 2, 2025, and is expected to advance exploration and development activities at the Mines and be used for working capital and general corporate purposes.

Subject to any changes in the Company’s operational plan, this transaction will provide the Company with the funds required to advance its planned activities and cover administrative costs into the fourth quarter of 2026.

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

Going Concern

The ability of the Company to continue operations as a going concern is ultimately dependent upon achieving profitable operations and its ability to obtain adequate financing. The Company incurred a net loss of $12,764,781 and $59,086,325 for the three and twelve months ended December 31, 2025, respectively (net loss of $11,274,951 and $42,420,283 for the three and twelve months ended December 31, 2024, respectively). To date, the Company has not generated profitable operations from its resource activities. It is not possible to predict whether future financing efforts will be successful or if the Company will attain a profitable level of operations. These material uncertainties cast substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities, and the reported expenses and comprehensive loss that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material. In assessing whether a going concern assumption is appropriate, management considers all available information about the future, which is at least, but not limited to, twelve months from the date of this Report.

Contractual Obligations and Contingencies

As of December 31, 2025, the Company had commitments for capital expenditures over the next 12 months of $425,240 and the following other contractual obligations and commitments:

Selebi Mines

As per the Selebi APA, the following milestone payment remains outstanding:

●	US$30,000,000 payable on the earlier of completion of mine construction and production start-up (commissioning) by the Company, or December 1, 2029.

In addition to the Selebi APA, the purchase of the Selebi Mines is also subject to a royalty agreement as well as a contingent consideration agreement with the BCL Liquidator. The royalty agreement consists of a Net Smelter Return (“NSR”) royalty of 2% on the net value of sales of concentrate or other materials with respect to production from the Selebi mining licence, of which the Company has the right to buy-back 50%. The contingent consideration agreement consists of two components: (i) a sliding scale payment of US$0.50/tonne of ore up to US$1.40/tonne of ore with respect to the discovery of new mineable deposits greater than 25 million tonnes of ore from a base case of 15.9 million tonnes, with a minimum grade of 2.5% nickel equivalent, accrued at the time of a decision to mine; and (ii) price participation of 15% on post-tax net earnings directly attributable to an increase of 25% or more in commodity prices, on a quarterly basis, for a period of seven years from the date of first shipment of concentrate or other materials.

Both the Selebi Mines and Selkirk Mine are subject to a royalty payable to the Botswana Government of 5% of all precious metals sales and 3% of all base metals sales.

Phikwe South and the Southeast Extension

In August 2023, the Company entered into a binding commitment letter with the BCL Liquidator to acquire a 100% interest in two additional deposits, Phikwe South and the Southeast Extension, located adjacent to and immediately north of the Selebi North historical workings. The agreement has since lapsed and on August 11, 2025, the Company informed the BCL Liquidator that it would no longer be pursuing the acquisition of the Phikwe South and the Southeast Extension deposits.

Selkirk Mine

In regard to the Selkirk Mine, the purchase agreement does not provide for a purchase price or initial payment for the purchase of the assets. The Selkirk APA provides that if Selkirk were commissioned earlier than Selebi, the payment of the third Selebi instalment of US$30 million, would trigger on Selkirk’s commission date. The Selkirk APA provides for a three-year study phase originally expiring August 17, 2025, which has been extended for one year to August 17, 2026.

In addition to the Selkirk APA, the purchase of the Selkirk Mine is also subject to a royalty agreement as well as a contingent consideration agreement with the TNMC Liquidator. The royalty agreement consists of an NSR of 1% on the net value of sales of concentrate or other materials with respect to production from the Selkirk mining licence, which the Company has the right to buy-back in full. The contingent consideration agreement is on similar terms as the Selebi Mines contingent consideration.

NSR Option

The Company received $2,750,000 from Cymbria for their right to participate in the Company’s right to repurchase one-half of the Selebi NSR and the entirety of the Selkirk NSR. Cymbria also has the right: (i) at any time following the date of any buyback exercise notice from PNRPL and/or PNGPL and prior to the first anniversary of sale of product, to terminate the option and receive from PNRPL and/or PNGPL a refund of the related option price paid by Cymbria; (ii) upon receipt from PNRPL and/or PNGPL of any termination, settlement or waiver of the buyback right or royalty agreement and prior to the first anniversary of sale of product, to exercise the option or terminate the option, and if terminated PNRPL and/or PNGPL shall refund the related option price paid by Cymbria; (iii) to exercise the option and compel PNRPL and/or PNGPL to exercise the buyback right at any time within the first nine months immediately following the first anniversary of sale of product and not less than 60 days prior to the date of exercise of the buyback right; and (iv) to require PNRPL and/or PNGPL to repurchase the option from Cymbria for an amount equal to the option price at any time commencing on the first anniversary of sale of product, provided PNRPL and/or PNGPL have not provided a buyback exercise notice or notice of any termination, settlement or waiver of the buyback right or royalty agreement to Cymbria.

Contingencies

There are no environmental liabilities associated with the Mines as at the acquisition dates as all liabilities incurred prior to the acquisitions are the responsibility of the sellers, BCL and TNMC. The Company has an obligation for the rehabilitation costs arising subsequent to the acquisitions. As of December 31, 2025, there were no material rehabilitation costs that the Company expects to incur, and management is not aware of or anticipating any contingent liabilities that could impact the financial position or performance of the Company related to its exploration and evaluation assets.

The Company’s exploration and evaluation assets are affected by the laws and environmental regulations that exist in the various jurisdictions in which the Company operates. It is not possible to estimate any future contingent liabilities and the impact on the Company’s operating results due to future changes in the Company’s development of its projects or future changes in such laws and environmental regulations. Such determinations are typically a component of a development project’s impact assessment and permitting.

Segmented Disclosure

The Company operates in one reportable operating segment, being that of the acquisition, exploration and evaluation of mineral properties, in three geographic segments, being Canada, Barbados, and Botswana. The Company’s geographic segments are as follows:

	December 31, 2025 $	December 31, 2024 $
Current assets
Canada	33,301,948	4,066,121
Barbados	167,178	89,446
Botswana	13,006,411	3,462,676
Total	46,475,537	7,618,243

Exploration and evaluation assets
Botswana	42,730,629	8,846,821
Property, plant and equipment
Botswana	9,312,414	8,488,405

The Company’s exploration and evaluation activities are assessed at the individual project level. The Selebi and Selkirk projects below make up the Botswana geographic segment.

	Three months ended December 31, 2025
	Selebi $	Selkirk $	Other $	Total $
Drilling	1,853,949	118,704	-	1,972,653
Site operations, administration, & overhead	924,643	207,756	45,330	1,177,729
Infrastructure & equipment maintenance	809,673	837	-	810,510
Geology	278,044	741,953	-	1,019,997
Mine development	654,682	-	-	654,682
Electricity	1,031,076	5,800	-	1,036,876
Engineering & technical studies	930,621	77,690	-	1,008,311
Geophysics	248,783	26,172		274,955
Freight, tools, supplies, & other consumables	460,803	153,880	-	614,683
Health & safety	127,743	3,035	-	130,778
Environmental, social & governance	86,184	1,387	-	87,571
Share-based compensation	135,733	58,172	-	193,905
Total	7,541,934	1,395,386	45,330	8,982,650

	Twelve months ended December 31, 2025
	Selebi $	Selkirk $	Other $	Total $
Drilling	7,063,432	1,640,695	-	8,704,127
Site operations, administration, & overhead	4,327,546	808,072	305,648	5,441,266
Infrastructure & equipment maintenance	3,022,358	101,335	-	3,123,693
Geology	2,387,878	1,607,693	-	3,995,571
Mine development	2,859,779	-	-	2,859,779
Electricity	4,318,262	21,397		4,339,659
Engineering & technical studies	2,701,547	269,746	-	2,971,293
Geophysics	843,239	195,272	-	1,038,511
Freight, tools, supplies, & other consumables	1,614,795	269,225	-	1,884,020
Health & safety	482,355	7,138	-	489,493
Environmental, social & governance	453,692	1,387	-	455,079
Share-based compensation	547,364	263,987	-	811,351
Total	30,622,247	5,185,947	305,648	36,113,842

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

The carrying value of cash and cash equivalents, trade payables and accrued liabilities approximate their fair value due to their short-term nature and therefore have been excluded from the table below. A summary of the carrying value and fair value of other financial instruments were as follows:

		December 31, 2025		December 31, 2024
	Classification	Carrying Value $	Fair Value $	Carrying Value $	Fair Value $
DSU liability (1)	Level 1	373,392	373,392	941,664	941,664
Vehicle financing (2)	Level 2	286,223	286,223	246,137	246,137
Mortgage payable (2)	Level 2	1,333,354	1,333,354	-	-
Term loan (3)	Level 3	-	-	18,983,212	20,862,478
NSR option liability (4)	Level 2	2,750,000	2,750,000	2,750,000	2,750,000

Notes:

(1)	For DSU liability, the fair value of the DSUs is measured using the closing price of the Company’s Common Shares at the end of each reporting period.

(2)	For vehicle financing and mortgage payable, the fair values approximate carrying values as the interest rates are comparable to current market rates.

(3)	The Term Loan is carried at amortized cost. The fair value measurement of the Term Loan was based on an income approach.

(4)	The fair value of the NSR options is determined using a valuation model that incorporates such factors as discounted cash flow projections, metal price volatility, and risk-free interest rate. As the NSR options are exercisable entirely at the discretion of Cymbria and the underlying projects are in the exploration stage, the fair value of the call and put on the options as of December 31, 2025, and December 31, 2024, is $nil.

The Company’s financial instruments are exposed to certain risks as discussed below:

Interest Rate Risk

The Company’s exposure to interest rate risk arises from the interest rate impact on its cash and cash equivalents and debt facilities. Interest incurred on the vehicle financing and mortgage payable is based upon a variable base rate, being the lending institution’s prime lending rate, plus a fixed rate margin. Each one percentage point change in interest rates would result in a $16,196 change in annual interest expense.

Foreign Currency Exchange Risk

The Company primarily operates in Canada, Barbados and Botswana and undertakes transactions denominated in foreign currencies such as the US dollar and Botswana pula and, consequently, is exposed to exchange rate risks. The value of cash and other financial assets and liabilities denominated in foreign currencies can fluctuate with changes in currency exchange rates. Exchange risks are managed by matching levels of foreign currency balances with the related obligations and by maintaining operating cash accounts in non-Canadian dollar currencies.

The following table illustrates the estimated impact a 5% USD and BWP change against the CAD would have on net loss before tax as a result of translating the Company’s foreign denominated financial instruments:

Currency	Change	Effect on Net Loss (Earnings) Before Tax $	Change	Effect on Net Loss (Earnings) Before Tax $
USD	+5%	(92,073)	-5%	92,073
BWP	+5%	105,320	-5%	(105,320)

Credit Risk

The Company’s credit risk is primarily associated with its cash and cash equivalents. The Company’s exposure to credit risk arises from the potential default of the counterparty to its cash and cash equivalents, and the maximum exposure is limited to the carrying value of these instruments. The Company limits exposure to credit risk on its cash and cash equivalents by holding these instruments at highly rated financial institutions.

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

Critical Accounting Estimates and Judgments

This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events, and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. We consider an accounting estimate or assumption to be material when it involves a higher degree of complexity or significant management judgement. Our significant accounting policies are described in greater deal in “Note 2 – Basis of Presentation and Significant Accounting Policies” of our consolidated financial statements.

There have been no significant changes to the critical accounting estimates and judgements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, with the exception of the addition below:

Debt Extinguishment

Upon the extinguishment of debt, the difference between the consideration transferred on extinguishment, including miscellaneous costs of reacquisition, and the net carrying amount of the debt being extinguished, being the amount due at maturity, adjusted for unamortized premiums, discounts, and costs of issuance, is recognized as a gain or loss when the debt is extinguished. The fair value of the assets transferred or the fair value of an equity interest granted is used in accounting for the settlement of the debt unless the fair value of the debt being settled is clearly evident. Such extinguishment transactions may result in the recognition of gains or losses that could be material in the period incurred and may adversely or favourably affect the Company’s results of operations.

Recently Adopted Accounting Pronouncements

ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This new standard does not affect the recognition, measurement or financial statement presentation. The Company adopted the new standard effective January 1, 2025.

Recently Issued Accounting Pronouncements and Disclosures Not Yet Adopted

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures and ASU 2025-01, (Subtopic 220-40): Clarifying the Effective Date

In November 2024, FASB issued an Accounting Standards Update (“ASU”) which will require entities to provide disaggregated disclosure of specified categories of expenses that are included on the face of the income statement, including: purchases of inventory, employee compensation, depreciation, amortization and depletion. In January 2025, FASB clarified the effective dates of this ASU, which becomes effective January 1, 2027. The Company is assessing the impact of this ASU, and upon adoption, may be required to include certain additional disclosures in the notes to its consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and qualitative disclosures about market risk have been omitted as permitted under rules applicable to smaller reporting companies.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The audited consolidated financial statements of NexMetals Mining Corp. as of December 31, 2025, and 2024 are appended to this Report beginning on page F-1.

Consolidated Financial Statements

For the years ended December 31, 2025, and 2024

In accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and stated in Canadian dollars, unless otherwise indicated

INDEX

Independent Auditor’s Report (PCAOB ID 1930)

Consolidated Financial Statements

■	Consolidated Balance Sheets

■	Consolidated Statements of Operations and Comprehensive Loss

■	Consolidated Statements of Changes in Shareholders’ Equity (Deficiency)

■	Consolidated Statements of Cash Flows

■	Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of NexMetals Mining Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NexMetals Mining Corp. (Formerly Premium Resources Ltd.) (the “Company”) as at December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity (deficiency), and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 2025 and 2024, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring net losses and has not generated profitable operations from its resource activities. Which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Audit Response

We responded to this matter by performing procedures over management’s assessment of the Company’s ability to continue as a going concern. Our audit work in relation to this included, but was not restricted to, the following:

●	We evaluated the cash flow forecasts prepared by management and evaluated the integrity and arithmetical accuracy of the model.

●	We evaluated the key assumptions used in the model to estimate future cash flows for a reasonable period of time, not exceeding 12 months from the issued date of the consolidated financial statements, by comparing assumptions used by management against budgets, economic and industry indicators and publicly available information.

●	We evaluated the key assumptions pertaining to estimated cash flows from operating activities and expected cash flows from financing activities, underlying agreements, private placement raises and subsequent events thereafter.

●	We assessed the adequacy of the going concern disclosures included in Note 1 of the consolidated financial statements and consider these to appropriately reflect the assessments that management has performed.

Valuation of the units issued for debt settlement

Critical Audit Matter Description

As described in Note 10, on March 18, 2025, the Company closed the debt settlement through the issuance of units in full satisfaction of the term loan previously advanced by the Company. Each settlement unit consists of one common share of the Company and one common share purchase warrant of the Company. The units had a four month hold period and the common share purchase warrants included an acceleration feature. It required management judgements and estimates to fair value the units. We identified the valuation of the units issued for debt settlement as a critical audit matter because auditing the fair value of the units is complex and involves a high degree of auditor judgment.

Audit Response

We responded to this matter by performing audit procedures over the valuation of the units issued for debt settlement. Our audit work in relation to this included, but was not restricted to, the following:

●	We obtained management’s calculations for the fair value of the units and ensure the gain/loss on the debt extinguishment was recorded properly

●	We involved our valuation specialists to assess the Company’s valuation methodology, the model used, the various inputs utilized as well as certain significant assumptions and the calculation was accurate.

We have served as the Company’s auditor since 2022.

Chartered Professional Accountants
Licensed Public Accountants

Ottawa, Canada

March 13, 2026

PCAOB ID: 1930

Consolidated Balance Sheets

(Expressed in Canadian dollars)

		As at
	Notes	December 31, 2025 $	December 31, 2024 $
ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	39,780,384	6,105,933
Prepaid expenses		1,039,206	540,288
Other receivables	4	5,655,947	972,022
TOTAL CURRENT ASSETS		46,475,537	7,618,243

NON-CURRENT ASSETS
Exploration and evaluation assets	5	42,730,629	8,846,821
Property, plant and equipment	6	9,312,414	8,488,405
TOTAL NON-CURRENT ASSETS		52,043,043	17,335,226
TOTAL ASSETS		98,518,580	24,953,469

LIABILITIES
CURRENT LIABILITIES
Trade payables and accrued liabilities – current	2(c),7	9,459,971	3,893,216
Vehicle financing – current	2(c)	148,862	136,935
Mortgage payable – current	9	244,260	-
DSU liability – current	12(c)	104,720	177,602
TOTAL CURRENT LIABILITIES		9,957,813	4,207,753

NON-CURRENT LIABILITIES
Trade payables and accrued liabilities – non-current	2(c),7	-	584,364
Provision for leave and severance		1,365,850	1,001,936
Vehicle financing – non-current	2(c)	137,361	109,202
Mortgage payable – non-current	9	1,089,094	-
Term Loan	10	-	18,983,212
NSR option liability	11	2,750,000	2,750,000
DSU liability – non-current	12(c)	268,672	764,062
TOTAL NON-CURRENT LIABILITIES		5,610,977	24,192,776
TOTAL LIABILITIES		15,568,790	28,400,529

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Common Shares (no par value, unlimited Common Shares authorized) (issued and outstanding: December 31, 2025 – 35,502,754, December 31, 2024 – 9,285,424)	12	-	-
Preferred shares (no par value, 20,000,000 authorized) Series 1 Convertible Preferred Shares (no par value, 4,000,000 authorized) (issued and outstanding: December 31, 2025 – 118,186; December 31, 2024 – 118,186)	12	31,516	31,516
Additional paid-in capital		291,858,035	145,025,333
Deficit		(206,073,424)	(146,987,099)
Accumulated other comprehensive loss		(2,866,337)	(1,516,810)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIENCY)		82,949,790	(3,447,060)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		98,518,580	24,953,469
Nature of Operations and Going Concern (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

Approved by the Board of Directors on March 13, 2026.

“signed” Sean Whiteford Director and Chief Executive Officer	“signed” Jason LeBlanc Director

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in Canadian dollars)

		Year ended December 31,
		2025	2024
	Notes	$	$
EXPENSES
General exploration expenses	5	36,113,842	29,651,360
Depreciation and amortization	6	2,068,821	1,581,270
General and administrative expenses	2(c),18	8,423,722	7,617,245
Investor relations and communications	2(c)	4,981,937	362,933
Director fees		482,396	1,020,523
Fair value movement of DSUs	12(c)	(298,914)	(963,340)
Impairment loss	5	501,497	-
Net foreign exchange loss		839,857	408,086
LOSS FOR THE YEAR BEFORE OTHER ITEMS		53,113,158	39,678,077

OTHER ITEMS
Interest income, net		(437,638)	(114,114)
Interest expense and accretion on term loan	10	428,371	3,109,319
Loss on term loan extinguishment	10	5,982,434	-
Other income		-	(252,999)
NET LOSS FOR THE YEAR		59,086,325	42,420,283

OTHER COMPREHENSIVE LOSS (INCOME)
Exchange differences on translation of foreign operations		1,349,527	(272,177)

TOTAL COMPREHENSIVE LOSS FOR THE YEAR		60,435,852	42,148,106

Basic and diluted loss per share		2.86	5.02
Weighted average number of Common Shares outstanding – basic and diluted		20,650,750	8,446,643

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Deficiency)

(Expressed in Canadian dollars)

	Notes	Number of shares	Preferred shares $	Additional paid-in capital $	Deficit $	Accumulated other comprehensive (loss) income $	Total shareholders’ (deficiency) equity $
BALANCE, DECEMBER 31, 2024		9,285,424	31,516	145,025,333	(146,987,099)	(1,516,810)	(3,447,060)
Net loss for the period		-	-	-	(59,086,325)	-	(59,086,325)
Share capital issued through public offering	12(a)	14,035,100	-	80,000,070	-	-	80,000,070
Share issue costs – public offering	12(a)	-	-	(5,333,881)	-	-	(5,333,881)
Share capital issued through private placement	12(a)	8,394,953	-	49,709,891	-	-	49,709,891
Share issue costs – private placement	12(a)	-	-	(5,389,306)	-	-	(5,389,306)
Share capital issued through debt conversion	10	3,768,941	-	26,594,817	-	-	26,594,817
Share issue costs – debt conversion	10	-	-	(2,161,483)	-	-	(2,161,483)
Exercise/settlement of share-based awards, net	12(c)	18,336	-	-	-	-	-
Share-based compensation	12(c)	-	-	3,412,594	-	-	3,412,594
Exchange differences on translation of foreign operations		-	-	-	-	(1,349,527)	(1,349,527)
BALANCE, DECEMBER 31, 2025		35,502,754	31,516	291,858,035	(206,073,424)	(2,866,337)	82,949,790

BALANCE, DECEMBER 31, 2023		7,465,041	31,516	116,069,973	(104,566,816)	(1,788,987)	9,745,686

Net loss for the period		-	-	-	(42,420,283)	-	(42,420,283)
Share capital issued through private placement		1,814,070	-	28,239,254	-	-	28,239,254
Share issue costs		-	-	(1,239,037)	-	-	(1,239,037)
Exercise/settlement of share-based awards, net		6,313	-	-	-	-	-
Share-based compensation		-	-	1,955,143	-	-	1,955,143
Exchange differences on translation of foreign operations		-	-	-	-	272,177	272,177
BALANCE, DECEMBER 31, 2024		9,285,424	31,516	145,025,333	(146,987,099)	(1,516,810)	(3,447,060)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(Expressed in Canadian dollars)

	Notes	2025 $	2024 $
OPERATING ACTIVITIES
Net loss for the period		(59,086,325)	(42,420,283)
Adjustments to reconcile net loss to net cash used in operating activities:
DSUs granted		28,209	1,020,523
Fair value movement of DSUs	12(c)	(298,914)	(963,340)
Share-based compensation	12(c)	3,412,594	1,955,143
Depreciation and amortization	6	2,068,821	1,581,270
Provision for leave and severance		363,914	470,858
Interest and accretion, net		100,775	1,046,280
Accrued interest on lease liability		-	114,335
Loss on term loan extinguishment	10	5,982,434	-
DSU redemption	12(c)	(297,567)	-
Impairment loss	5	501,497	-
Other income		-	(252,999)
Unrealized foreign exchange gain		(231,202)	-
Changes in non-cash working capital
Prepaid expenses and other receivables		(5,107,198)	(348,655)
Trade payables and accrued expenses		4,982,390	197,434
Net cash used in operating activities		(47,580,572)	(37,599,434)

INVESTING ACTIVITIES
Acquisition of property, plant and equipment	6	(2,786,684)	(1,022,231)
Acquisition of exploration and evaluation assets	6	(34,441,488)	-
Net cash used in investing activities		(37,228,172)	(1,022,231)

FINANCING ACTIVITIES
Proceeds from issuance of units	12(a)	126,000,070	27,499,999
Share issue costs	10,12(a)	(7,697,337)	(358,746)
Vehicle loan financing, net of payments		48,901	(6,155)
Mortgage financing	9	1,413,144	-
Mortgage payments	9	(79,789)	-
Lease payments		-	(1,788,454)
Net cash provided by financing activities		119,684,989	25,346,644

Effect of exchange rate changes on cash and cash equivalents		(1,201,794)	135,326
Change in cash and cash equivalents for the year		33,674,451	(13,139,695)
Cash and cash equivalents at the beginning of the year		6,105,933	19,245,628
Cash and cash equivalents at the end of the year		39,780,384	6,105,933

Supplemental cash flow information
Non-cash financing activities:
Fair value of Common Shares issued for conversion of term loan	10	17,727,018	-
Fair value of Settlement Warrants issued for conversion of term loan	10	7,398,104	-
Fair value of Common Shares issued for finder’s fees and advisory services	10,12(a)	5,179,586	1,087,755
Other cash flow information:
Income taxes paid		-	-
Interest paid		342,969	2,213,032

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in Canadian dollars)

1. NATURE OF OPERATIONS AND GOING CONCERN

a) Nature of Operations

NexMetals Mining Corp. and its wholly owned subsidiaries’ (formerly Premium Resources Ltd.) principal business activity is the exploration and evaluation of the Selebi Main and Selebi North copper-nickel-cobalt mines in Botswana as well as the exploration and evaluation of the copper, nickel, cobalt, platinum-group elements of the Selkirk mine in Botswana.

The common shares of NEXM are listed and posted for trading on the Nasdaq and on the TSXV under the symbol “NEXM”. Prior to June 11, 2025, the Company traded on the TSXV under its previous name and symbol, Premium Resources Ltd. and “PREM”, respectively. The Company’s head and registered office is located at 1111 West Hastings Street, 15th Floor, Vancouver, British Columbia, Canada, V6E 2J3.

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

These consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. The ability of the Company to continue operations as a going concern is ultimately dependent upon achieving profitable operations and its ability to obtain adequate financing. The Company incurred a net loss of $59,086,325 for the year ended December 31, 2025. To date, the Company has not generated profitable operations from its resource activities and will need to invest additional funds in carrying out its planned evaluation, development and operational activities.

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

On November 17, 2025, the Company closed a public offering for gross proceeds of $80,000,070 (Note 12(a)). While this transaction provided sufficient capital for the Company to pay the second instalment under the Selebi APA (defined in Note 5) of $34,441,488 (US$25,000,000) and fund operations in the near term, the Company will need further funding to support advancement of the Selebi Mines and the Selkirk Mine toward the development stage.

Although the Company has been successful in its past fundraising activities, there is no assurance as to the success of future fundraising efforts or as to the sufficiency of funds raised in the future.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in Canadian dollars)

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(a) Statement of Compliance

These consolidated financial statements reflect the accounts of the Company and have been prepared in accordance with US GAAP and pursuant to the rules and regulations of the SEC.

(b) Basis of Preparation

These consolidated financial statements have been prepared under the historical cost convention, modified by the revaluation of any financial assets and financial liabilities where applicable. The preparation of these consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company as of December 31, 2025, and through the date of this Report filing.

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

(c) Reclassification

Certain comparative figures on the consolidated balance sheets, consolidated statements of operations and comprehensive loss and the notes to the consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on net loss or shareholders’ equity as previously reported. For the year ended December 31, 2024, general and administrative expenses were reduced by $362,933 with an increase to investor relations and communications in the same amount. Trade payables and accruals of $584,364 was reclassified from current to non-current and vehicle financing of $136,935 was reclassified from non-current to current for the year ended December 31, 2024.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

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

The exercise price, Options outstanding, and number of Common Shares issuable upon the exercise of outstanding Options presented in these financial statements were proportionately adjusted to reflect the Share Consolidation. Further, the number of restricted share units and deferred share units, and number of Common Shares issuable upon the vesting of restricted share units presented in these financial statements were also proportionately adjusted to reflect the Share Consolidation. All information respecting outstanding Common Shares and other securities of the Company, including basic and diluted loss per share, in the current and comparative periods presented herein give effect to the Share Consolidation.

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

(f) Foreign currency translation

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

(g) Foreign operations

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

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in Canadian dollars)

(h) Cash and Cash Equivalents

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

(i) Exploration and evaluation assets

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

(j) Impairment of long-lived assets

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

During the year ended December 31, 2025, the Company recorded an impairment loss of $501,497 in relation to the Phikwe South and Southeast Extension deposits (Note 5).

(k) Leases

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

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in Canadian dollars)

(l) Property, plant and equipment

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

(m) Additional paid-in capital

Additional paid-in capital is presented at the value of the shares issued as the Company’s shares have no stated par value. Transaction costs directly attributable to the issuance of Common Shares are recognized as a deduction from equity. Transactions with shareholders are disclosed separately in equity.

The proceeds from the exercise of Options or warrants, together with amounts previously recorded in additional paid-in capital over the applicable vesting periods for Options, warrants, and restricted share units, are recorded as additional paid-in capital.

(n) Unit placements

The Company uses the relative fair value method with respect to the measurement of shares and warrants issued as private placement or public offering units. Under the relative fair value method, the Company first determines the fair value of the Common Shares and warrants issued in a private placement or public offering, calculates the total fair value of the issued units, and then allocates the proceeds received between the Common Shares and warrants based on their relative fair values.

(o) Share-based compensation

The Company grants equity settled share-based compensation in the form of Options and RSUs and cash settled share-based compensation in the form of DSUs in exchange for the provision of services. The Company records share-based compensation in accordance with ASC 718 - Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the equity instrument issued.

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

The liability with respect to cash settled DSUs is revalued at the end of each reporting period to reflect changes in the Company’s share price, with these fair value adjustments recognized in net loss for the period.

(p) Loss per Common Share

Basic loss per Common Share is calculated using the weighted average number of Common Shares outstanding during the period and does not include outstanding Options, RSUs and warrants. Diluted loss per Common Share is not presented differently from basic loss per Common Share as the conversion of outstanding Options, RSUs and warrants into Common Shares would be anti-dilutive given the Company’s ongoing net loss position.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

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

(s) Debt Extinguishment

Upon the extinguishment of debt, the difference between the consideration transferred on extinguishment, including miscellaneous costs of reacquisition, and the net carrying amount of the debt being extinguished, being the amount due at maturity, adjusted for unamortized premiums, discounts, and costs of issuance, is recognized as a gain or loss when the debt is extinguished. The fair value of the assets transferred or the fair value of an equity interest granted is used in accounting for the settlement of the debt unless the fair value of the debt being settled is more clearly evident.

(t) Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that can affect reported amounts of assets, liabilities, revenues and expenses and the accompanying disclosures. Estimates and assumptions are continuously evaluated and are based on management’s historical experience and on other assumptions believed to be reasonable at the time of preparation of the consolidated financial statements. However, different estimates and assumptions could result in outcomes that require a material adjustment to the carrying amount of assets or liabilities affected in future periods. The more significant areas requiring the use of management estimates and assumptions include the recoverability of exploration and evaluation assets; asset lives for depreciation and amortization; the Company’s ability to continue as a going concern; valuation of share-based compensation and warrants; deferred taxes and valuation allowances; and asset retirement obligations. Management has determined that the Company has no asset retirement obligations at December 31, 2025.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in Canadian dollars)

Recently Adopted Accounting Pronouncements

(u) ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures

In December 2023, the FASB issued a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This new standard does not affect the recognition, measurement or financial statement presentation. The Company adopted the new standard effective January 1, 2025. Refer to Note 17 – Income Taxes for further information.

Recently Issued Accounting Pronouncements and Disclosures Not Yet Adopted

(v) ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures and ASU 2025-01 (Subtopic 220-40): Clarifying the Effective Date

In November 2024, FASB issued an ASU which will require entities to provide disaggregated disclosure of specified categories of expenses that are included on the face of the income statement, including: purchases of inventory, employee compensation, depreciation, amortization and depletion. In January 2025, FASB clarified the effective dates of this ASU, which becomes effective January 1, 2027. The Company is assessing the impact of this ASU, and upon adoption, may be required to include certain additional disclosures in the notes to its consolidated financial statements.

3. CASH AND CASH EQUIVALENTS

A summary of the Company’s cash and cash equivalents is detailed in the table below:

	December 31, 2025 $	December 31, 2024 $

Cash	39,492,884	4,015,933
Short-term deposits	287,500	2,090,000
Total cash and cash equivalents	39,780,384	6,105,933

4. OTHER RECEIVABLES

A summary of the Company’s other receivables is detailed in the table below:

	December 31, 2025 $	December 31, 2024 $

HST on purchases	319,180	503,235
VAT on purchases	5,249,975	468,787
Other receivables	86,792	-
Total other receivables	5,655,947	972,022

VAT on purchases includes a receivable in the amount of $4,813,564 (Note 7) arising from the second instalment payment in respect of the Selebi Mines and Selkirk Mine (Note 5), which the Company received on February 16, 2026.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in Canadian dollars)

5. EXPLORATION AND EVALUATION ASSETS

The exploration and evaluation assets of the Company consist of the acquisition costs of mining assets located in Botswana:

	Botswana
	Selebi $	Selkirk $	Total $

Balance, December 31, 2023	8,285,523	309,275	8,594,798
Foreign currency translation	242,955	9,068	252,023
Balance, December 31, 2024	8,528,478	318,343	8,846,821
Impairment loss – Phikwe South and Southeast Extension	(501,497)	-	(501,497)
Addition – Selebi APA Second Instalment	34,441,488	-	34,441,488
Foreign currency translation	(60,249)	4,066	(56,183)
Balance, December 31, 2025	42,408,220	322,409	42,730,629

The following is a description of the Company’s exploration and evaluation assets and the related spending commitments:

Botswana Assets - Selebi and Selkirk

In September 2021, the Company executed the Selebi APA with the BCL liquidator to acquire the Selebi Mines formerly operated by BCL. In January 2022, the Company closed the transaction and ownership of the Selebi Mines transferred to the Company.

Pursuant to the Selebi APA, the aggregate purchase price payable to the seller for the Selebi Mines shall be the sum of $77,646,318 (US$56,750,000), which amount shall be paid in three instalments:

●	$2,086,830 (US$1,750,000) payable on the closing date. This payment has been made. The Company also made care and maintenance funding contributions in respect of the Selebi Mines from March 22, 2021, to the closing date of $6,164,688 (US$5,178,747).

●	$34,441,488 (US$25,000,000) payable upon the approval by the Botswana Ministry of Mineral Resources, Green Technology and Energy Security (“MMRGTES”) of the Company’s Section 42 and Section 43 applications (for the further extension of the mining license and amendment of mining program, respectively) which are to be submitted along with a compliant economic study on or prior to December 31, 2026 (extended by the BCL liquidator from the previous submission timeline of March 2026). The Company prepaid the non-refundable $34,441,488 on December 2, 2025, securing unencumbered title to both Selebi and Selkirk mines.

●	$41,118,000 (US$30,000,000) payable on the earlier of completion of mine construction and production start-up (commissioning) by the Company, or December 1, 2029.

The total acquisition cost of the Selebi Mines includes the first instalment of $2,086,830 (US$1,750,000), the payment of the care and maintenance funding contribution of $6,164,688 (US$5,178,747), and the second instalment of $34,441,488 (US$25,000,000).

In addition to the Selebi APA, the purchase of the Selebi Mines is also subject to a royalty agreement as well as a contingent consideration agreement with the liquidator. The royalty agreement consists of a NSR royalty of 2% on the net value of sales of concentrate or other materials with respect to production from the Selebi mining licence, of which the Company has the right to buy-back 50% (Note 11). The contingent consideration agreement consists of two components: (i) a sliding scale payment of US$0.50/tonne of ore up to US$1.40/tonne of ore with respect to the discovery of new mineable deposits greater than 25 million tonnes of ore from a base case of 15.9 million tonnes, with a minimum grade of 2.5% nickel equivalent, accrued at the time of a decision to mine; and (ii) price participation of 15% on post-tax net earnings directly attributable to an increase of 25% or more in commodity prices, on a quarterly basis, for a period of seven years from the date of first shipment of concentrate or other materials.

Notes to the Consolidated Financial Statements

For the year ended December 31, 2025 and 2024

(Expressed in Canadian dollars)

The Company also negotiated a separate Selkirk APA with the liquidator of TNMC in January 2022 to acquire the Selkirk deposit and related infrastructure formerly operated by TNMC. The transaction closed in August 2022.

The Selkirk APA does not provide for a purchase price or initial payment for the purchase of the assets. The acquisition cost of the Selkirk Mine of $327,109 (US$244,954) was the care and maintenance funding contribution from April 1, 2021, to the closing date of the Selkirk APA. The Selkirk APA provides that if the Company elects to develop the Selkirk Mine first, the payment of the second Selebi instalment of $34,441,488 (US$25,000,000) would be upon the approval by the MMRGTES of the Company’s Section 42 and Section 43 applications (for the further extension of the Selkirk mining licence and amendment of the Selkirk mining program, respectively). The Company prepaid the non-refundable second instalment on December 2, 2025. For the third Selebi instalment of $41,118,000 (US$30,000,000), if the Selkirk Mine were to be commissioned earlier than the Selebi Mines, the payment would trigger on the Selkirk Mine’s commission date. The Selkirk APA provides for a three-year study phase originally expiring August 17, 2025, which has been extended for one year to August 17, 2026.

In addition to the Selkirk APA, the purchase of the Selkirk Mine is also subject to a royalty agreement as well as a contingent consideration agreement with the liquidator. The royalty agreement consists of a NSR royalty of 1% on the net value of sales of concentrate or other materials with respect to production from the Selkirk mining licence, which the Company has the right to buy-back in full (Note 11). The contingent consideration agreement is on similar terms as the Selebi Mines contingent consideration.

In August 2023, the Company entered into a binding commitment letter with the liquidator of BCL to acquire a 100% interest in two additional deposits, Phikwe South and the Southeast Extension, located adjacent to and immediately north of the Selebi North shaft. The agreement has since lapsed and on August 11, 2025, the Company informed the liquidator of BCL that it would no longer be pursuing the acquisition of the Phikwe South and the Southeast Extension deposits. As a result, the Company recorded an impairment loss of $501,497 during the year ended December 31, 2025, related to care and maintenance costs during the evaluation period of the properties in 2023, which had been previously capitalized as part of the Selebi Mines acquisition cost.

Both the Selebi Mines and Selkirk Mine are subject to a royalty payable to the Botswana Government of 5% of all precious metals sales and 3% of all base metals sales.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in Canadian dollars)

General Exploration Expenses

Details of the general exploration expenses by nature are presented as follows:

	Year ended December 31, 2025				Year ended December 31, 2024
	Selebi $	Selkirk $	Other $	Total $	Selebi $	Selkirk $	Other $	Total $
Drilling	7,063,432	1,640,695	-	8,704,127	6,703,402	-	-	6,703,402
Site operations, administration, & overhead	4,327,546	808,072	305,648	5,441,266	4,298,941	435,957	156,457	4,891,355
Infrastructure & equipment maintenance	3,022,358	101,335	-	3,123,693	3,872,782	-	-	3,872,782
Geology	2,387,878	1,607,693	-	3,995,571	3,042,562	505,783	-	3,548,345
Mine development	2,859,779	-	-	2,859,779	3,030,676	-	-	3,030,676
Electricity	4,318,262	21,397		4,339,659	2,904,188	27,377	-	2,931,565
Engineering & technical studies	2,701,547	269,746	-	2,971,293	1,066,361	248,343	-	1,314,704
Geophysics	843,239	195,272	-	1,038,511	993,152	107,942	-	1,101,094
Freight, tools, supplies, & other consumables	1,614,795	269,225	-	1,884,020	915,925	10,417	-	926,342
Health & safety	482,355	7,138	-	489,493	319,146	44	-	319,190
Environmental, social & governance	453,692	1,387	-	455,079	302,737	-	-	302,737
Share-based compensation	547,364	263,987	-	811,351	567,335	141,833	-	709,168
Total	30,622,247	5,185,947	305,648	36,113,842	28,017,207	1,477,696	156,457	29,651,360

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in Canadian dollars)

6. PROPERTY, PLANT AND EQUIPMENT

The tables below set out costs and accumulated depreciation and amortization as at December 31, 2025, and December 31, 2024:

Cost	Land and Buildings(1) $	Equipment(1,2) $	Furniture & Fixtures $	Vehicles $	Computer & Software $	Total $
Balance – December 31, 2023	2,909,637	5,476,434	191,899	398,032	567,407	9,543,409
Additions	73,049	1,129,567	30,121	111,629	6,543	1,350,909
Foreign currency translation	86,264	(22,306)	3,857	11,561	35,317	114,693
Balance – December 31, 2024	3,068,950	6,583,695	225,877	521,222	609,267	11,009,011
Additions	-	2,461,636	2,826	276,385	45,851	2,786,698
Foreign currency translation	39,191	30,335	2,234	7,485	8,275	87,520
Balance – December 31, 2025	3,108,141	9,075,666	230,937	805,092	663,393	13,883,229

Accumulated Depreciation and Amortization	Land and Buildings(1)	Equipment(1)	Furniture & Fixtures	Vehicles	Computer & Software	Total
Balance – December 31, 2023	170,256	401,409	19,079	106,083	145,948	842,775
Depreciation during the year	110,535	1,229,847	14,750	113,688	162,644	1,631,464
Foreign currency translation	2,609	13,358	750	4,581	25,069	46,367
Balance – December 31, 2024	283,400	1,644,614	34,579	224,352	333,661	2,520,606
Depreciation during the period	100,514	1,494,323	28,066	166,145	279,773	2,068,821
Foreign currency translation	4,703	(35,881)	631	4,657	7,278	(18,612)
Balance – December 31, 2025	388,617	3,103,056	63,276	395,154	620,712	4,570,815

Carrying Value	Land and Buildings(1)	Equipment(1)(2)	Furniture & Fixtures	Vehicles	Computer & Software	Total
Balance – December 31, 2024	2,785,550	4,939,081	191,298	296,870	275,606	8,488,405
Balance – December 31, 2025	2,719,524	5,972,610	167,661	409,938	42,681	9,312,414

Notes:

(1)

Land and Buildings contains the Syringa Lodge ROU asset and Equipment contains the drilling equipment supply agreement ROU asset (Note 8). The Company obtained full title to these assets during the year ended December 31, 2024.

(2)	Included within Equipment is $216,002 related to a third underground to surface drill conversion kit and other capital components in transit at December 31, 2025, and $227,545 related to a deposit on a second Marcotte deep drill which was being fabricated by the supplier at December 31, 2025, both of which are currently non-depreciable.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in Canadian dollars)

7. TRADE PAYABLES AND ACCRUED LIABILITIES

A summary of trade payables and accrued liabilities is detailed in the table below:

	December 31, 2025 $	December 31, 2024 $

Amounts due to related parties (Note 13)	540,443	1,259,665
Trade payables	7,147,173	2,493,306
Accrued liabilities	751,511	724,609
Severance payable	1,020,844	-
Total	9,459,971	4,477,580
Less: current portion	9,459,971	3,893,216
Non-current portion	-	584,364

Trade payables include $4,813,564 (Note 4) of VAT due to the BCL liquidator arising from the second instalment payment in respect of the Selebi Mines and Selkirk Mine (Note 5).

Severance payable at December 31, 2025, includes amounts due to the Company’s former Chief Executive Officer and Chief Financial Officer who departed the Company in December 2024 and July 2025, respectively, of which: $48,697 is payable in equal monthly instalments until December 31, 2026, and $59,792 is payable in equal monthly instalments until July 31, 2026. The Company has reported the full amounts as current at December 31, 2025. For the year ended December 31, 2024, the corresponding amount due to the Company’s former Chief Executive Officer of $1,168,729 was reported in amounts due to related parties, of which $584,364 was reported as non-current.

Amounts due to related parties at December 31, 2025, includes severance payable of $500,000 due to the Company’s former Chief Executive Officer in accordance with the succession plan announced on December 15, 2025, which was paid upon their departure in January 2026.

8. LEASE LIABILITIES

The following table summarizes quantitative information pertaining to the Company’s finance and operating leases:

	Year ended December 31,
	2025 $	2024 $
Lease cost
Finance lease cost:
Amortization of finance lease right-of-use assets	-	317,957
Interest on lease liabilities	-	114,335
Short-term operating lease cost	1,876,302	1,327,338
Total lease cost	1,876,302	1,759,630

	Year ended December 31,
	2025 $	2024 $
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,876,302	1,327,338
Financing cash flows from finance leases, principal payment	-	1,674,119
Financing cash flows from finance leases, interest payment	-	114,335
Non-cash additions (reductions) to right-of-use assets and lease liabilities:
Recognition of right-of-use assets for finance leases	-	-
Depreciation of right-of-use assets for finance leases	-	(317,957)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in Canadian dollars)

Finance Leases

Syringa Lodge

In July 2022, the Company executed a sales agreement (the “Lodge Agreement”) with Tuli Tourism Pty Ltd. (the “Seller”) for the Syringa Lodge in Botswana. Pursuant to the Lodge Agreement, the aggregate purchase price payable to the Seller shall be the sum of $3,213,404 (BWP 30,720,000), payable in three instalments. A deposit of $482,011 (BWP 4,608,000) was paid in August 2022, and a second instalment of $1,306,906 (BWP 13,056,000) was paid in July 2023. The Company paid 50% of the final instalment of $653,061 (BWP 6,528,000) on September 12, 2024, and paid the final outstanding balance of $656,064 (BWP 6,528,000) on December 10, 2024. There were no amounts outstanding under the agreement for the years ended December 31, 2025, and 2024, and the assets are now 100% owned by the Company.

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

Pursuant to the Equipment Agreement, the aggregate purchase price payable to Forage was $2,942,000. A deposit of $1,700,000 was paid in March 2023. The balance was payable in twelve equal monthly instalments of $103,500. Based on the stated equipment purchase price of $2,735,000 and monthly instalments, the implied interest rate for the arrangement was 35%. The final instalment was paid on April 12, 2024, and the equipment is now 100% owned by the Company. The Company recognized a finance lease for this lease.

Operating Leases

The Company has operating leases primarily related to surveying and mobile equipment with initial lease terms of twelve months or less. The Company records these in general exploration expenses within the statement of operations and comprehensive loss.

9. MORTGAGE PAYABLE

On August 20, 2025, the Company’s indirect wholly owned Botswanan subsidiary, PNRPL, entered into a mortgage in respect of the Company’s previously acquired Syringa Lodge located near the Selebi Mines. The Company had acquired the Syringa Lodge to house non-local personnel and consultants when visiting the Selebi Mines and for additional office space. The proceeds of the mortgage were used to fund ongoing drilling programs at the Selebi Mines.

The remaining principal amount of the mortgage is $1,333,354 (BWP 12,932,638), is denominated in Botswanan pula, bears interest at Absa Prime Lending Rate (6.76% at December 31, 2025) plus 1.5% per annum, is repayable in fifty six (56) equal monthly blended instalments of principal and interest with a maturity date of August 20, 2030, and is secured by the Syringa Lodge. There is no fee for prepayment, and the mortgage is subject to a cash flow to debt service covenant which takes into consideration parent company capital contributions and is to be assessed based on each calendar year. The Company was in compliance with this covenant as of December 31, 2025.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in Canadian dollars)

10. TERM LOAN

The Company had a three-year Term Loan with Cymbria, the lender and an affiliate of the Company’s largest shareholder, EdgePoint, in the amount of $20,882,353 which bore interest at a rate of 10% per annum and was to mature on June 28, 2026.

On March 18, 2025, the Company closed a financing transaction the March 2025 Financing which included a non-brokered private placement (Note 12(a)) and the Debt Conversion.

The Company issued to Cymbria an aggregate of 3,480,392 Settlement Units at a deemed issue price of $6.00 per Settlement Unit in full satisfaction of the $20,882,353 principal amount outstanding under the Term Loan. Each Settlement Unit consisted of one Common Share of the Company and a Settlement Warrant of the Company. Accrued interest under the Term Loan, up to the date of the Debt Conversion, in the amount of $268,896, was settled in cash.

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

The fair value of the Common Shares issued as part of the Settlement Units was estimated at $17,727,018 and was determined by applying an implied discount of 37.9% per Common Share for lack of marketability to the market observed price on the date of issuance. The fair value of the Settlement Warrants was estimated at $7,398,104 using a Monte Carlo model. The $5,982,434 difference between the fair value of the Settlement Units issued of $25,125,122 and the carrying amount of the Term Loan of $19,142,687 was recognized as a loss in the current period.

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

In connection with the March 2025 Financing, the Company issued: (i) 200,000 Common Shares to TriView for its services as finder; (ii) 450,000 Common Shares to Fiore and 187,500 Common Shares to Bowering for certain advisory services; and (iii) 179,335 Common Shares to a financial advisor for financial advisory services. The fair value of these shares was determined to be $5,179,586. In addition to the Common Shares, the Company incurred various legal, listing and financing fees payable in cash totaling $2,371,203. Certain of these fees were allocated between the non-brokered private placement (Note 12(a)) and Debt Conversion transactions based on the value of the units issued under each transaction.

All securities issued as part of the Debt Conversion are subject to a hold period, which expired July 19, 2025, with the exception of the Common Shares issued to Fiore and Bowering which have a hold period expiring March 18, 2026.

The following is a continuity of the Term Loan:

$
Term Loan balance, December 31, 2023	17,956,423
Accrued interest	2,082,530
Accretion of warrant value and transaction costs	1,026,789
Interest paid	(2,082,530)
Term Loan balance, December 31, 2024	18,983,212
Accrued interest	268,896
Accretion of warrant value and transaction costs	159,475
Interest paid	(268,896)
Debt Conversion	(19,142,687)
Term Loan balance, December 31, 2025	-

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in Canadian dollars)

11. NSR OPTION

In 2023, Cymbria paid an aggregate of $2,750,000 (“Option Payment”) to two subsidiaries of NEXM to acquire a right to participate with such subsidiaries in the exercise of certain contractual rights. The Option Payment was allocated to PNRPL and PNGPL (defined below) for $2,500,000 and $250,000, respectively.

As the NSR options are exercisable entirely at the discretion of Cymbria and the underlying projects are in the exploration stage, the fair value of the call and put on the options as at December 31, 2025, and December 31, 2024, is $nil. The Option Payment received in cash was recorded as a non-current liability.

NEXM’s indirect wholly owned subsidiary, PNRPL, acquired the Selebi Mines in January 2022 out of liquidation. Pursuant to the acquisition agreement, the liquidator retained a 2% net smelter returns royalty on the Selebi Mines. PNRPL has a contractual right to repurchase one-half of the Selebi NSR at a future time on payment by PNRPL to the liquidator of $27,412,000 (US$20,000,000).

NEXM’s indirect wholly owned subsidiary, PNGPL, acquired the Selkirk Mine in August 2022 out of liquidation. Pursuant to the acquisition agreement, the liquidator retained a 1% net smelter returns royalty on the Selkirk Mine. PNGPL has a contractual right to repurchase the entirety of the Selkirk NSR at a future time on payment by PNGPL to the liquidator of $2,741,200 (US$2,000,000).

Each of PNRPL and PNGPL has agreed to grant Cymbria, in exchange for the Option Payment, an option to participate in any such repurchase of the applicable portion of its NSR from the relevant liquidator. Cymbria will, following the exercise of its option to participate in any such repurchase, acquire a 0.5% NSR royalty on the applicable property by paying an amount equal to one half of the repurchase price payable by PNRPL or PNGPL pursuant to the applicable NSR, less the Option Payment paid at closing pursuant to the relevant option agreement among Cymbria and PNRPL or PNGPL. Cymbria also has the right: (i) at any time following the date of any buyback exercise notice from PNRPL and/or PNGPL and prior to the first anniversary of sale of product, to terminate the option and receive from PNRPL and/or PNGPL a refund of the related option price paid by Cymbria; (ii) upon receipt from PNRPL and/or PNGPL of any termination, settlement or waiver of the buyback right or royalty agreement and prior to the first anniversary of sale of product, to exercise the option or terminate the option, and if terminated PNRPL and/or PNGPL shall refund the related option price paid by Cymbria; (iii) to exercise the option and compel PNRPL and/or PNGPL to exercise the buyback right at any time within the first nine months immediately following the first anniversary of sale of product and not less than 60 days prior to the date of exercise of the buyback right; and (iv) to require PNRPL and/or PNGPL to repurchase the option from Cymbria for an amount equal to the option price at any time commencing on the first anniversary of sale of product, provided PNRPL and/or PNGPL have not provided a buyback exercise notice or notice of any termination, settlement or waiver of the buyback right or royalty agreement to Cymbria.

Under the NSR option purchase agreements, Cymbria could acquire a 0.5% net smelter returns royalty on the Selebi Mines and Selkirk Mine upon payment of $11,105,287 (US$8,102,500) and $1,110,529 (US$810,250), respectively.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in Canadian dollars)

12. SHARE CAPITAL

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

Year ended December 31, 2025

November 2025 Financing

On November 17, 2025, the Company closed the November 2025 Financing which consisted of issuing 14,035,100 November 2025 Units of the Company at a price of $5.70 per unit for aggregate proceeds of $80,000,070. Each November 2025 Unit consisted of one Common share of the Company and one November 2025 Warrant. Each November 2025 Warrant entitles the holder to acquire one additional Common Share at a price of $8.00 per share until November 17, 2027.

In connection with the November 2025 Financing, the agents received a total cash fee of $4,512,017 equal to 6.0% of the gross proceeds and a reduced cash fee equal to 2.0% for sales to certain individuals. The Company also incurred various legal, listing and financing fees payable in cash totaling $821,864.

The relative fair value of the Common Shares issued under the November 2025 Financing was estimated at $61,884,376 and was determined based on the market observed price on the date of issuance. The relative fair value of the November 2025 Warrants was estimated at $18,115,694 using the Black-Scholes Option Pricing Model. Gross proceeds raised of $80,000,070 and related issuance costs were allocated to the Common Shares and warrants based on relative fair values.

The fair value of the November 2025 Warrants was calculated using the following assumptions:

November 2025 Warrants
Expected dividend yield	0%
Share price	$4.91
Expected share price volatility	77.47%
Risk free interest rate	2.49%
Expected life of warrant	2 years

The volatility was determined by calculating the historical volatility of the Company’s share price over a 2-year period using daily closing prices. The formula used to compute historical volatility is the standard deviation of the logarithmic returns.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in Canadian dollars)

March 2025 Financing

On March 18, 2025, the Company closed the March 2025 Financing which included a non-brokered private placement and the conversion of its $20,882,353 three-year Term Loan with Cymbria (Note 10).

The non-brokered Private Placement consisted of issuing 7,666,667 Private Placement Units of the Company at a price of $6.00 per unit for aggregate gross proceeds of $46,000,000. Each Private Placement Unit consisted of one Common Share of the Company and a Private Placement Warrant of the Company. Each Private Placement Warrant entitles the holder to acquire one additional Common Share at a price of $11.00 per share until March 18, 2028.

In connection with the March 2025 Financing, the Company issued: (i) 200,000 Common Shares to TriView for its services as finder; (ii) 450,000 Common Shares to Fiore and 187,500 Common Shares to Bowering for certain advisory services; and (iii) 179,335 Common Shares to a financial advisor for financial advisory services. The fair value of these shares was determined to be $5,179,586. In addition to the Common Shares, the Company incurred various legal, listing and financing fees payable in cash totaling $2,371,203. Certain of these fees were allocated between the Private Placement and Debt Conversion (Note 10) transactions based on the value of the units issued under each transaction.

All securities issued as part of the Private Placement are subject to a hold period which expired July 19, 2025, with the exception of the Common Shares issued to Fiore and Bowering which have a hold period expiring March 18, 2026.

The fair value of the Common Shares issued under the Private Placement was estimated at $39,048,922 and was determined by applying an implied discount of 37.9% per Common Share for lack of marketability to the market observed price on the date of issuance. The fair value of the Private Placements Warrants was estimated at $6,951,078 using the Black-Scholes Option Pricing Model.

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

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in Canadian dollars)

During the year ended December 31, 2025, 2,124 Common Shares were issued for the net exercise of 12,000 Options, and 16,212 Common Shares were issued for the vesting and settlement of RSUs.

As at December 31, 2025, the Company had 35,502,754 Common Shares issued and outstanding (December 31, 2024 – 9,285,424).

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

During the year ended December 31, 2024, 6,313 Common Shares were issued for the net exercise of 13,905 Options.

b)	Warrants

The following summarizes Common Share purchase warrant activity:

	Year ended		Year ended
	December 31, 2025		December 31, 2024
	Number Outstanding	Weighted Average Exercise Price $	Number Outstanding	Weighted Average Exercise Price $
Outstanding, beginning of the year	2,126,342	23.02	344,555	30.00
Issued	21,348,826	8.54	1,814,070	22.00
Expired	(11,072)	35.00	(32,283)	41.00
Outstanding, end of the period	23,464,096	9.84	2,126,342	23.02

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in Canadian dollars)

At December 31, 2025, the Company had outstanding Common Share purchase warrants exercisable to acquire Common Shares as follows:

Warrants Outstanding	Warrants Exercisable	Expiry Date	Exercise Price $	Intrinsic Value $
301,200	301,200	June 28, 2026	28.75	-
1,012,981	1,012,981	June 14, 2029	22.00	-
801,089	801,089	June 21, 2029	22.00	-
3,833,334	3,833,334	March 18, 2028	11.00	-
3,480,392	3,480,392	March 18, 2028	8.00	-
14,035,100	14,035,100	November 17, 2027	8.00	-
23,464,096	23,464,096			-

c)	Omnibus Plan

During the second quarter of 2025, the Company adopted a new “rolling up to 10%” long-term Omnibus Plan which replaces the Company’s existing stock option plan, restricted share unit plan, and deferred share unit plan.

The Omnibus Plan provides for the award of RSUs, DSUs and Options to directors, officers, employees and consultants upon approval by the Board of Directors. The maximum aggregate number of Common Shares issuable in respect of all past and future Awards granted or issued, at any point, shall not exceed 10% of the total number of issued and outstanding Common Shares on a non-diluted basis at such point in time, subject to certain participation limits on grants. No Award granted or issued under the Omnibus Plan, other than Options, may vest before the date that is one year following the date it is granted or issued.

Options

An Option is an Award that gives a participant the right to purchase one Common Share at a specified price. The exercise price of each Option shall not be less than the discounted market price on the grant date and as approved by the Board of Directors of the Company. The Options can be granted for a maximum term of ten years.

The following summarizes the Option activity:

	Year ended		Year ended
	December 31, 2025		December 31, 2024
	Number Outstanding	Weighted Average Exercise Price $	Number Outstanding	Weighted Average Exercise Price $
Outstanding, beginning of the year	779,343	25.60	674,401	27.80
Granted	299,000	9.99	170,500	21.00
Exercised	(12,000)	9.00	(13,905)	17.20
Expired/cancelled	(53,603)	19.58	(51,653)	40.20
Outstanding, end of the period	1,012,740	21.51	779,343	25.60

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in Canadian dollars)

The total intrinsic value of Options exercised for the year ended December 31, 2025, was $30,996 (year ended December 31, 2024 - $149,405).

During the year ended December 31, 2025, the Company granted an aggregate of 299,000 Options to employees, directors, officers and consultants with a term of five years. The Options have a weighted average exercise price of $9.99 per Common Share. Of the 299,000 Options granted, 287,500 vests as to one-half on the date of grant and the balance on the first anniversary of the date of grant, 7,000 vested immediately on the date of grant, and 4,500 vest annually in equal thirds beginning on the date of grant.

For the year ended December 31, 2025, a total of $1,926,779 (December 31, 2024 - $1,881,417) was recorded as share-based compensation expense and credited to additional paid-in capital related to Options.

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

	Year ended	Year ended
	December 31, 2025	December 31, 2024
Stock price	8.20-8.70	9.60-16.20
Strike price	9.80-10.00	9.80-22.00
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%
Expected share price volatility range	76.3-78.6%	74.2-79.8%
Weighted average expected share price volatility	77.5%	75.9%
Risk free interest rate	2.54%-2.70%	2.91%-3.23%
Expected life of Options	2.5-3.5 years	2.5-3.5 years

Details of Options outstanding as at December 31, 2025, are as follows:

Options Outstanding	Options Exercisable	Expiry Date	Exercise Price $	Intrinsic Value $
160,736	160,736	January 26, 2026	7.80	-
21,250	21,250	February 25, 2026	32.00	-
55,335	55,335	September 29, 2026	18.20	-
49,940	49,940	October 25, 2026	40.00	-
97,499	97,499	January 20, 2027	48.00	-
163,330	108,887	August 8, 2028	35.00	-
150,650	100,433	August 14, 2029	22.00	-
15,000	10,833	December 4, 2029	9.80	-
287,500	143,750	March 18, 2030	10.00	-
11,500	8,500	April 24, 2030	9.80	-
1,012,740	757,163			-

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in Canadian dollars)

RSUs

An RSU is an Award that upon settlement, entitles the recipient participant to receive one Common Share. The number, terms, and vesting conditions of RSUs awarded will be determined by the Board of Directors from time to time. The Company uses the fair value method of accounting for the recording of RSU grants, and the fair value of the RSUs was determined based on the closing price of the Company’s Common Shares on the grant date.

During the year ended December 31, 2025, the Company granted an aggregate of 491,262 RSUs to employees, directors, officers and consultants with 203,750 vesting in full on the first anniversary of the date of grant and the remaining 287,512 vesting over three years from the grant date.

The following is a continuity of the RSUs which are fixed and are not subject to vesting conditions other than service:

	Year end ended		Year ended
	December 31, 2025		December 31, 2024
	Number Outstanding	Weighted Average Grant-Date Fair Value Per Award $	Number Outstanding	Weighted Average Grant-Date Fair Value Per Award $
Outstanding, beginning of the year	50,000	12.00	-	-
Granted	491,262	7.20	50,000	12.00
Vested / Settled	(16,670)	12.00	-	-
Outstanding, end of the period	524,592	7.51	50,000	12.00

For the year ended December 31, 2025, a total of $1,485,815 (December 31, 2024 – $73,726) was recorded as share-based compensation expense and credited to additional paid-in capital related to RSUs. The total intrinsic value of RSUs redeemed during the year ended December 31, 2025, was $92,723 (December 31, 2024 – $nil).

DSUs

DSUs are granted annually by the Board of Directors and outstanding DSUs are settled in cash upon redemption. The number and vesting conditions of DSUs awarded will be determined by the Board of Directors from time to time. Each director may elect to receive any part or all of their cash-based portion of director fees in DSUs.

The DSUs credited to the account of a director may be redeemed no earlier than 90 days after the end of the year in which they ceased to be a director, and no later than the end of the calendar year following the year in which the holder ceases to be a director.

The following is a continuity of the DSUs:

	Number of Awards	Price(1) $
DSUs outstanding at December 31, 2023	36,548	24.20
Granted	71,688	14.24
DSUs outstanding at December 31, 2024	108,236	8.70
Granted	46,600	4.91
Redeemed	(39,749)	7.49
Cancelled	(4,699)	4.90
DSUs outstanding at December 31, 2025	110,388	5.37

Note:

(1)	For DSUs granted, cancelled and outstanding, price represents the closing price of the Company’s Common Shares on the grant date, cancellation date and balance sheet date, respectively. For DSUs redeemed, price represents the volume weighted average price on the TSXV for the last five trading days immediately preceding the redemption date.

During the year end ended December 31, 2025, the Company granted 46,600 DSUs to Directors. During the year ended December 31, 2025, the Company recorded a fair value adjustment gain of $298,914 on the outstanding DSUs (December 31, 2024 – $963,340). During the year ended December 31, 2025, the DSU compensation, net of fair value adjustments was a net gain of $270,705 (December 31, 2024 – net expense of $57,183). The total intrinsic value of DSUs redeemed during the year ended December 31, 2025, was $297,567 (December 31, 2024 –$nil).

The DSUs are classified as a derivative financial liability measured at fair value, with changes in fair value recorded in profit or loss. The fair value of the DSUs was determined based on the closing price of the Company’s Common Shares on the respective balance sheet date. As at December 31, 2025, the Company reassessed the fair value of the DSUs at $373,392 and recorded the amount as a DSU liability (December 31, 2024 - $941,664).

Notes to the Consolidated Financial Statements

For the year ended December 31, 2025 and 2024

(Expressed in Canadian dollars)

13. RELATED PARTY TRANSACTIONS

The following amounts due to related parties are included in trade payables and accrued liabilities (Note 7).

	December 31, 2025 $	December 31, 2024 $

Directors and officers of the Company	540,443	1,259,665
Total	540,443	1,259,665

Amounts due to related parties at December 31, 2025, includes severance payable of $500,000 due to the Company’s former Chief Executive Officer in accordance with the succession plan announced on December 15, 2025, which was paid upon their departure in January 2026.

Included in the amounts due to related parties at December 31, 2024, is $1,168,729 due to the Company’s former Chief Executive Officer related to his retirement from the Company in December 2024 and is payable in equal monthly instalments of $48,697 until December 31, 2026; the former Chief Executive Officer was not considered a related party at December 31, 2025.

These amounts are unsecured, non-interest bearing and have 30-day fixed terms of repayment with the exception of the retirement payment, as noted above.

(a)	Related party transactions

On March 18, 2025, the Company closed the March 2025 Financing which included the conversion of its Term Loan held by EdgePoint and its affiliates to equity (Note 10). The Company issued to EdgePoint and its affiliates an aggregate of 3,480,392 Settlement Units. EdgePoint and its affiliates also subscribed for 1,578,500 November 2025 Units as part of the November 2025 Financing. As of December 31, 2025, EdgePoint and its affiliates beneficially owned an aggregate of 6,250,553 Common Shares and 5,744,707 warrants, representing approximately 17.6% of the outstanding Common Shares (approximately 29.1% on a partially-diluted basis assuming the exercise of all warrants held by EdgePoint).

In connection with the March 2025 Financing and November 2025 Financing, certain insiders of the Company subscribed for an aggregate of 196,833 Private Placement Units for gross proceeds of $1,181,000 and 116,500 November 2025 Units for gross proceeds of $664,050.

For the year ended December 31, 2025, the Company paid interest of $268,896 (December 31, 2024 - $2,082,530) to Cymbria. For the year ended December 31, 2025, the Company recognized a loss on the Debt Conversion of $5,982,434 (December 31, 2024 - $nil)

During 2024, EdgePoint and its affiliates, related parties of the Company, subscribed for 384,615 June 2024 Units as part of the June 2024 Financing. As of December 31, 2024, EdgePoint and its affiliates beneficially owned 1,191,661 Common Shares and 685,815 warrants, representing approximately 12.8% of the issued and outstanding Common Shares (approximately 18.8% on a partially-diluted basis assuming the exercise of all warrants held by EdgePoint).

(b)	Key management personnel are defined as members of the Board of Directors and certain senior management.

Key management compensation was related to the following:

	Year ended December 31,
	2025 $	2024 $
Salaries and management fees	821,655	1,373,388
Severance and transition costs	1,228,611	1,168,729
Site operations and administration	1,479,430	2,088,356
Director fees, net of DSU fair value movements	183,482	57,183
Share-based compensation	1,366,218	1,252,483
Total compensation	5,079,396	5,940,139

For the year ended December 31, 2025, the Company incurred $1,228,611 in severance and transition costs related to the departure in January 2026 and July 2025 of the Company’s former Chief Executive Officer and Chief Financial Officer, respectively. For the year ended December 31, 2024, severance and transition costs of $1,168,729 relate to the retirement of the Company’s former Chief Executive Officer in December 2024.

Notes to the Consolidated Financial Statements

For the year ended December 31, 2025 and 2024

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

The carrying value of cash and cash equivalents, trade payables and accrued liabilities approximate their fair value due to their short-term nature and therefore have been excluded from the table below. A summary of the carrying value and fair value of other financial instruments were as follows:

		December 31, 2025		December 31, 2024
	Classification	Carrying Value $	Fair Value $	Carrying Value $	Fair Value $
DSU liability(1)	Level 1	373,392	373,392	941,664	941,664
Vehicle financing(2)	Level 2	286,223	286,223	246,137	246,137
Mortgage payable(2)	Level 2	1,333,354	1,333,354	-	-
Term loan(3)	Level 3	-	-	18,983,212	20,862,478
NSR option liability(4)	Level 2	2,750,000	2,750,000	2,750,000	2,750,000

Notes:

(1)	For DSU liability, the fair value of the DSUs is measured using the closing price of the Company’s Common Shares at the end of each reporting period.

(2)	For vehicle financing and mortgage payable, the fair values approximate carrying values as the interest rates are comparable to current market rates.

(3)	The Term Loan is carried at amortized cost. The fair value measurement of the Term Loan was based on an income approach.

(4)	The fair value of the NSR options is determined using a valuation model that incorporates such factors as discounted cash flow projections, metal price volatility, and risk-free interest rate. As the NSR options are exercisable entirely at the discretion of Cymbria and the underlying projects are in the exploration stage, the fair value of the call and put on the options as at December 31, 2025, and December 31, 2024, is $nil.

The following represents a summary of the Company’s future debt maturities based on the principal amounts outstanding for vehicle financing and mortgage payable at December 31, 2025:

2026 $	2027 $	2028 $	2029 $	2030 $	Total $
393,122	361,203	329,349	312,682	223,221	1,619,577

Notes to the Consolidated Financial Statements

For the year ended December 31, 2025 and 2024

(Expressed in Canadian dollars)

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

The Company operates in one reportable operating segment being that of the acquisition, exploration and evaluation of mineral properties in three geographic segments, being Botswana, Barbados and Canada. The Company’s geographic segments are as follows:

	December 31, 2025 $	December 31, 2024 $
Current assets
Canada	33,301,948	4,066,121
Barbados	167,178	89,446
Botswana	13,006,411	3,462,676
Total	46,475,537	7,618,243

Exploration and evaluation assets
Botswana	42,730,629	8,846,821
Property, plant and equipment
Botswana	9,312,414	8,488,405

16. CONTINGENT LIABILITIES

There are no environmental liabilities associated with the Mines as at the acquisition dates as all liabilities incurred prior to the acquisitions are the responsibility of the sellers, BCL and TNMC. The Company has an obligation for the rehabilitation costs arising subsequent to the acquisitions. As of December 31, 2025, there were no material rehabilitation costs for which the Company expects to incur, and management is not aware of or anticipating any contingent liabilities that could impact the financial position or performance of the Company related to its exploration and evaluation assets.

Notes to the Consolidated Financial Statements

For the year ended December 31, 2025 and 2024

(Expressed in Canadian dollars)

17. INCOME TAXES

The reported recovery of income taxes differs from amounts computed by applying the Federal statutory income tax rates to the reported loss before income taxes as follows:

	Year ended December 31,
	2025 $	Percent %	2024 $	Percent %
Net loss for the year before tax	(59,086,325)		(42,420,283)
Canadian Federal Statutory tax rate	(8,862,949)	15.00	(6,363,042)	15.00
Local income taxes, net of federal benefit	(2,692,067)	4.56	(1,474,885)	3.48
Foreign tax effects
Barbados
Statutory tax rate difference between Barbados and Canada	159,853	(0.27)	196,625	(0.46)
Change in valuation allowance	92,547	(0.16)	113,835	(0.27)
Botswana
Statutory tax rate difference between Botswana and Canada	(2,438,733)	4.13	(1,926,699)	4.54
Change in valuation allowance	7,664,589	(12.97)	6,510,888	(15.35)
Other adjustments	-	-	(455,547)	1.07
Effect of changes in tax laws or rates in the year	(61,107)	0.10	-	-
Change in valuation allowance	3,893,937	(6.59)	2,847,454	(6.71)
Non-taxable or non-deductible items
Non-deductible (non-taxable) items	(40,068)	0.07	33,258	(0.08)
Loss on term loan extinguishment	1,371,088	(2.32)	-	-
Stock-based compensation	912,910	(1.55)	518,113	(1.22)
Deferred tax recovery	-	-	-	-

The Company has recorded a valuation allowance as the Company believes it is not more likely than not that the deferred tax assets will be realized in the foreseeable future. The Company’s deferred tax assets and liabilities are comprised of the following:

	As at December 31,
	2025 $	2024 $
Deferred tax assets
Non-capital losses available for carry-forward	25,676,838	15,499,405
Property, plant and equipment	688,645	717,416
Resource deductions	1,634,132	1,142,853
Non-deductible interest	2,272,514	-
DSU liability	100,181	249,541
Share issuance costs	3,601,065	1,282,390
Other	95,122	-
	34,068,497	18,891,605
Deferred tax liabilities
Term Loan	-	(152,537)
Property, plant and equipment	(1,265,517)	(715,673)
	(1,265,517)	(868,210)
Net deferred tax asset	32,802,980	18,023,395
Valuation allowance	(32,802,980)	(18,023,395)
Deferred tax asset/(liability)	-	-

Notes to the Consolidated Financial Statements

For the year ended December 31, 2025 and 2024

(Expressed in Canadian dollars)

The Company has Canadian non-capital losses of approximately $35,680,514 (2024 - $25,742,976) available for deduction against future taxable income, which if not utilized will expire between the years of 2039 and 2045. The Company also has Barbados losses of approximately $6,918,708 (2024 - $5,531,343) which expire between 2029 and 2032. Losses in Botswana of $71,695,499 (2024 - $38,060,423) do not expire.

The potential tax benefit of the non-capital losses has not been recognized in these consolidated financial statements. The non-capital losses that have not been recognized expire as follows:

	Canada $	Botswana $	Barbados $
2029	-	-	1,365,227
2030	-	-	1,832,617
2031	-	-	2,070,943
2032	-	-	1,649,921
2039	101,573	-	-
2040	351,131	-	-
2041	2,756,891	-	-
2042	3,402,293	-	-
2043	7,624,794	-	-
2044	6,996,987	-	-
2045	14,446,845	-	-
Indefinite	-	71,695,499	-
	35,680,514	71,695,499	6,918,708

18. GENERAL AND ADMINISTRATIVE EXPENSES

Details of the general and administrative expenses are presented in the following table:

	Year ended December 31,
	2025 $	2024 $
Advisory and consultancy	153,148	413,065
Filing fees	269,385	517,488
General office expenses	418,650	564,473
Insurance	518,365	326,193
Professional fees	1,630,889	1,322,957
Salaries and management fees	1,603,431	2,058,366
Severance and transition costs	1,228,611	1,168,729
Share-based compensation	2,601,243	1,245,974
Total	8,423,722	7,617,245

For the year ended December 31, 2025, the Company incurred $1,228,611 in severance and transition costs related to the departure in January 2026 and July 2025 of the Company’s former Chief Executive Officer and Chief Financial Officer, respectively. For the year ended December 31, 2024, severance and transition costs of $1,168,729 relate to the retirement of the Company’s former Chief Executive Officer in December 2024.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our senior management concluded that our disclosure controls and procedures are effective.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, as permitted by the rules of the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

Insider Trading Arrangements

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

Executive Officers are appointed by the Board and serve at its pleasure.

The following table sets forth certain information as of the date of this Report concerning our directors and executive officers:

Name, Position with the Company	Age	Principal Occupation and Business Experience During the Past Five Years	Date of Appointment
Paul Martin Chairman	65	Chairman (March 2025 – current) and Director (September 2024 – March 2025); Interim CEO (January 2025 – March 2025); Interim CEO of RPX Gold Inc. (formerly Red Pine Exploration Inc.) (March 2024 - August 2024) and Chairman (2021 – current); Interim CEO of OR Royalties Inc. (Formerly Osisko Gold Royalties Ltd) (2023); President and CEO of Detour Gold Corporation (2013 – 2018)	September 18, 2024

Mark Christensen Director	57	Director (August 2023 – current); Founder and CEO of KES 7 Capital Inc. (2013 – current); Director of Homeland Uranium Corp. (October 2024 – current)	August 8, 2023

James Gowans Director	74	Director (March 2025 – current) and Chairman (January 2024 – March 2025); Chairman of NexGold Mining (formerly Treasury Metals) (September 2023 - current) and Director (June 2023 – September 2023); Director of Teck Resources (June 2024 – current); Director of Trilogy Metals (2019 – current) and Interim President and CEO (2019 – 2020);	January 1, 2024

Chris Leavy Director	55	Director (March 2025 – current); Board Member of 1970 Group (2020 – current); Advisory Committee member of Abitibi Metals Corp. (August 2024 – current); Partner of One Tower GP (2018 – February 2025); Board Member of Ascend Wellness Holdings (2019 – 2021)	March 25, 2025

Jason LeBlanc Director	50	Director (May 2023 – current); CFO of Allied Gold Corporation (2023 – current); CFO of Yamana Gold Inc. (2017 – 2023)	May 15, 2023

Warwick Morley-Jepson Director	67	Director (January 2026 – current); Chairman of Wesdome Gold Mines (May 2019 – June 2024) and Interim CEO (January 2023 – July 2023); Director of Amaroq Minerals (July 2021 – current); Director of Karora Minerals (2019 – 2023); Executive VP and COO of Ivanhoe Mines (2019 – 2020)	January 8, 2026

André van Niekerk Director	49	Director (April 2025 – current); CFO of Sunshine Silver Mining & Refining and Sinda Ltd. (April 2025 – current); CFO of Gatos Silver (2022 – January 2025); CFO of Nevada Copper Corp. (2020 – 2022); Golden Star Resources (2014 – 2020)	April 24, 2025

Philipa Varris Director	54	Director (July 2025 – current); Head of Sustainability and Impact of Oryx Global Partners (October 2024 – current); Managing Director of TerraSustain Ltd. (June 2024 –current); Director of Mkango Resources Limited (2023 – current); Director of EnviroGold Global (2021 – 2024); Head of Sustainability of Horizonte Minerals Plc (2022 – 2024); Director of Golden Star Oil Palm Plantation (2021 – 2022); Executive Vice President and Head of Sustainability of Golden Star Resources Ltd. (2011 – 2022)	July 23, 2025

Sean Whiteford Chief Executive Officer and Director	57	Appointed CEO (January 2026 – current); Director (February 2026 – current and July 2022 – March 2023); President of PRIL(1) (March 2023 – current); VP Business Development of Burgundy Diamond Mines (2020 – 2023)	March 1, 2023 and February 9 2026

Boris Kamstra Chief Operating Officer of PRIL	62	Chief Operating Officer of PRIL(1)(January 2022 – current); Director of Alphamin Resources Corp (2015 – 2022); Director of Pandea (2012 – 2022)	January 1, 2022

Brett Mackay Chief Financial Officer	39	Chief Financial Officer (June 2025 – current), Vice President of Finance (October 2024 – June 2025); Director of Finance of Lundin Mining (2019 – March 2024)	June 16, 2025

Kneipe Setlhare President of PNGPL; President of PNRPL	42	President of PNGPL (2021 – current); President of PNRPL (2021 – current); Director of Menzi Battery Metals (2017 – current); Country Manager Giyani Metals (2017 – 2020)	September 19, 2021

David Eichenberg Vice President, Geology	55	Vice President, Geology (February 2026 – current); Principal Geologist – Development and Technology – North America at Rio Tinto (2016 – November 2025)	February 2, 2026

Sharon Taylor Vice President, Geophysics	64	Vice President, Geophysics (2014 – current)	July 16, 2014

(1) Premium Resources International Ltd. (Barbados)

The biographies of the individuals appointed as Directors and executive officers are as follows:

Directors

Paul Martin, Chairman

Mr. Martin is a mining executive with over 30 years of experience at the CEO, CFO and Director levels, in challenging and changing corporate environments. He has gained significant experience through his various roles at multi operational mining, royalty and exploration companies listed on the Toronto Stock Exchange, TSX Venture Exchange and New York Stock Exchange. He previously served as interim CEO of the Company during 2025. He currently serves as the Chair of the Board of Directors of RPX Gold Inc. and as a Director of Osisko Bermuda Limited. Mr. Martin was Interim CEO at OR Royalties (formerly Osisko Gold Royalties Ltd) from July to December 2023 and at RPX Gold Inc. from March to August 2024, in each case during CEO transition periods. He was previously President and CEO at Detour Gold Corporation from 2013 to 2018 and, prior to that, CFO at Detour from 2008 until 2013. He played a significant role on the senior executive team that permitted, completed a bankable feasibility study for, financed, constructed and brought into operation the large-scale Detour Lake gold mine. Mr. Martin has worked in various senior financial roles at New Gold Inc., Gabriel Resources Ltd. and TVX Gold Inc. He has significant experience in governance matters related to publicly listed companies and holds the designation of CPA, CA.

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

James Gowans, Director

Mr. Gowans has over 30 years of experience as a senior executive in the mining industry, with notable roles at Debswana Diamond Company in Botswana, DeBeers SA, DeBeers Canada Inc., PT Inco, Cominco/Teck and Placer Dome Ltd. Mr. Gowans has served on the boards of numerous Canadian publicly traded mining companies, including Cameco Corporation, Arizona Mining Inc., Trilogy Metals Inc., Detour Gold Corporation, New Gold Inc., Marathon Gold Corp., Paycore Minerals Inc. and NexGold Mining Corp. where he currently serves as Chairman of the Board. He was also CEO and Interim President of Trilogy Metals Inc., held roles as CEO, President, and Director at Arizona Mining Inc., and served as co-President of Barrick Gold Corporation before becoming a Senior Advisor to the Chairman of the Board of Directors of Barrick Gold Corporation. Mr. Gowans holds a Bachelor of Applied Science in Mineral Engineering degree from the University of British Columbia and has attended the Banff School of Advanced Management. He is a past Chair of the Mining Association of Canada.

Chris Leavy, Director

Mr. Leavy brings more than two decades of experience in asset management, including senior roles at Oppenheimer Funds, BlackRock and One Tower GP. At Oppenheimer Funds, he built the value equity group from $6 billion to $16 billion of assets and was recognized by Barron’s as a Top 100 Fund Manager. Later during his tenure at the firm, he was promoted to Chief Investment Officer, Equities. At BlackRock, he was the Chief Investment Officer of Fundamental Equities (Americas) and a member of the firm’s Global Operating Committee. More recently, Chris was a key member of the One Tower GP team, which invested primarily in private equity and credit. Chris is on the Board of 1970 Group and on the Advisory Committee of Abitibi Metals. Chris earned his BA in Economics from Trinity University and his MBA from Columbia Business School.

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

Warwick Morley-Jepson, Director

Mr. Morley-Jepson has a distinguished mining career spanning more than 40 years in the precious and base metal sectors. In his early career he held numerous senior operational and project development roles, later progressing to executive positions within recognised global mining companies. His previous experience includes a period of 7-years at Kinross Gold Corporation where he progressed from a mine operations role as Regional Vice President to Executive Vice President and Chief Operating Officer responsible for the company’s operations and project development activities globally. He later went on to serve as Executive Vice President and Chief Operating Officer for Ivanhoe Mines. From 2017, Warwick has been appointed to the boards of numerous mining companies, most recently serving seven years at Wesdome Gold Mines, where he held the position of Chairman of the board of directors as well as Interim Chief Executive Officer.

André van Niekerk, Director

André van Niekerk brings over 23 years of progressive leadership experience in the mining industry, with a strong track record of financial and operational success. Mr. van Niekerk currently serves as Chief Financial Officer of Sunshine Silver Mining & Refining Company. Prior to that, he served as the Chief Financial Officer for Gatos Silver Inc. prior to its acquisition by First Majestic Silver Corp. Previously he served as Chief Financial Officer of Nevada Copper Corp., where he played a pivotal role in transitioning the company from development to production and led multiple successful equity financings and debt restructurings. Prior to that, André spent 14 years at Golden Star Resources, a gold producer operating in Ghana, where he held various senior financial and operational roles, ultimately serving as Executive Vice President and CFO. His career began with KPMG in South Africa and Denver in advisory and audit positions. André holds accounting degrees from the University of South Africa and the University of Pretoria and is a Certified Public Accountant.

Philipa Varris, Director

Ms. Varris brings more than 25 years of leadership experience in environment, health, safety, and community management (“ESG”) within the mining sector. Her work has spanned multiple jurisdictions, including Africa, Australasia, and Latin America, and a broad range of mineral commodities. In recognition of her contributions to responsible mining, she has received the Australian Centenary Medal and was named one of Women in Mining’s 100 Global Inspirational Women. Furthermore, she has led teams that have been recognized with several industry honours, including the Prospectors & Developers Association of Canada Award for Environmental and Social Responsibility, the Australian Minerals and Energy Environment Foundation Award for Environmental Excellence, and the Mines and Money ESG Producer of the Year Award, among others. Ms. Varris holds a Master of Science in Natural Resources from Curtin University, is an AusIMM Chartered Environmental Professional and UK Committee member and is qualified with Corporate Directors International. Ms. Varris has served as Head of Sustainability and Impact for Oryx Global Partners Limited since 2024. She has previously held similar positions for Horizonte Minerals from 2022 to 2024, Golden Star Resources from 2011 to 2022 and others. Ms. Varris is a non-executive Director of Mkango Resources Limited and was previously a non-executive Director of EnviroGold Global Limited.

Executive Officers

Sean Whiteford, Chief Executive Officer and Director

Mr. Sean Whiteford is an accomplished geologist and mining executive with over 30 years of multi-commodity experience within the global resource sector. He has extensive knowledge of mineral exploration, resource definition, mining, strategy, technology and project studies having held various corporate, operational and technical roles at BHP, Rio Tinto and Cliffs Natural Resources. Mr. Whiteford also has a strong business development background and has completed the Advanced Management Program from Columbia Business School. Most recently he was Vice President, Business Development at Burgundy Diamond Mines Ltd (ASX:BDM). He is a Member of the AUSIMM, PDAC, and SEG. Mr. Whiteford was appointed CEO on January 15, 2026, and reappointed to the Board on February 9, 2026.

Boris Kamstra, Chief Operating Officer of PRIL

Boris is a seasoned leader in the Mining industry with over 25 years of experience in senior and executive roles. Boris is South African and has worked his entire career within Sub-Saharan Africa. Most recently he was the CEO of Alphamin Resources listed on the TSXV (TSXV:AFM) as well as the Johannesburg Stock Exchange. He was instrumental in bringing the mine located in North Kivu, DRC into full operation from a greenfield exploration program. Alphamin Resources is now valued at more than US$1B. He is known for local workforce integration and strong community engagement. Boris graduated as a Civil Engineer B.Sc. cum laude from the University of Cape Town. He is also a member of the South Africa Institute of Mining & Metallurgy. He holds an MBA from the WITS Business School, University of Witwatersrand (Dean’s merit list).

Brett MacKay, Senior Vice President & Chief Financial Officer

Mr. MacKay is a seasoned finance executive with over 17 years of experience in the mining industry, most recently serving as the Company’s Vice President of Finance. Prior to joining the Company in October 2024, Brett held the role of Director of Financial Reporting at Lundin Mining Corporation. Throughout his 11-year tenure at Lundin, Brett led critical aspects of internal and external financial reporting, regulatory compliance, financial planning and analysis, treasury and cash management, systems strategy and implementation, and capital projects oversight, while managing global audits and supporting due diligence for international acquisitions. His leadership extended across operations in Brazil, Chile, and Argentina, where he played a pivotal role in integrating newly acquired assets into the broader corporate structure. Prior to Lundin Mining, he was at EY in its Mining practice. He holds an Honours Bachelor of Commerce from McMaster University, with Distinction, and holds the designation of CPA, CA.

Kneipe Setlhare, President of PNGPL; President of PNRPL

Mr. Kneipe Setlhare is a mining engineer with over 15 years of experience in mining operations management, including roles with BCL Mines and Smelting, and Discovery Metals Limited. His most recent role was Executive Country Manager at Giyani Metals Corp., a public company listed on the Toronto Stock Exchange. He is currently the Country Director in Botswana, based in the Gaborone Office. Mr. Setlhare has years of experience managing both private and public companies involved in early-stage exploration, preliminary economic assessment, feasibility study, mine development and commissioning, mine asset acquisitions and disposals.

David Eichenberg, Vice President, Geology

Mr. Eichenberg is a veteran Geoscientist and leader with 28 years of global experience in mining, study-level projects, exploration and project generative roles. He began his career with DeBeers and held senior technical leadership roles with Rio Tinto. Most notably, he served as Chief Geoscientist and Qualified Person at the Diavik Mine, where he led technical operations with care and controlled the resource through multiple open-pit and underground mine developments. David’s extensive international portfolio spans Canada, Democratic Republic of Congo, Zimbabwe, Namibia, Botswana, South Africa, and Madagascar, where he generated targets and led exploration projects focused on copper, nickel, diamonds, uranium, heavy minerals, and iron ore.

Sharon Taylor, Vice President, Geophysics

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

Family Relationships

There are no family relationships among our directors or executive officers.

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

Mr. Christensen was a director of Lilis Energy, Inc. (“Lilis”), an exploration and production company operating in the Permian Bason of West Texas and Southeastern New Mexico. Mr. Christensen resigned from the Lilis board of directors on April 14, 2020. On June 29, 2020, Lilis filed petitions under Chapter 11 of the United States Bankruptcy Code. Lilis announced on June 30, 2020, that it had received notification dated June 29, 2020, from the NYSE American LLC that Lilis’ common stock had been suspended from trading on the NYSE American and that Lilis was no longer suitable for listing. On December 2, 2020, Lilis announced the closing of the sale of substantially all of the assets of Lilis and its filing subsidiaries to Ameredev Texas, LLC pursuant to a previously disclosed bankruptcy court-approved purchase and sale agreement.

Mr. van Niekerk was the Chief Financial Officer of Gatos Silver, Inc. from June 2022 to January 2025. On July 7, 2022, the Ontario Securities Commission issued an order under paragraphs 2 and 2.1 of Subsection 127(1) and Subsection 127(4.1)) of the Securities Act (Ontario) ordering that all trading in and all acquisitions of the securities of Gatos Silver, Inc., whether direct or indirect, by Mr. van Niekerk cease effective the date of the order. The order resulted from Gatos Silver, Inc. failing to file certain continuous disclosure materials as required by Ontario securities law. The filing defaults having been remedied, the cease trade order dated July 7, 2022, was allowed to lapse/expire as of June 29, 2023.

Code of Ethics

The Company is committed to the highest standards of legal and ethical business conduct, and to that end the Board has adopted a Code of Business Conduct and Ethics (a “Code”). The Board and Chair of the Audit and Risk Management Committee are responsible for overseeing compliance with such Code and the CEO is charged to ensure adherence to the Code. The Company’s directors, officers, employees, consultants and agents including the Company’s principal executive officer, principal financial officer, and principal accounting officer, are required to certify that they have read and understand such Code. A copy of such Code is available on the Company’s website at https://nexmetalsmining.com/leadership/#governance. The Company’s website is not incorporated in this Report.

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

Delinquent Section 16(a) Reports

As a foreign private issuer, for the fiscal year ended December 31, 2025, we were not subject to Section 16(a) of the Exchange Act with respect to our directors and executive officers, or anyone who beneficially owned ten percent (10%) or more of our Common Shares.

Item 11. EXECUTIVE COMPENSATION.

For 2025, we are providing compensation disclosure that complies with the requirements of the Canadian Securities Administrators, together with certain additional disclosure, without compromising required Canadian disclosure. As a foreign private issuer (as defined under the applicable SEC rules), we are permitted by Item 402(a)(1) of SEC Regulation S-K to respond to this Item 11 by providing the information required by Items 6.B., 6.E.2 and 6.F of Form 20-F.

The purpose of this section is to describe the compensation of the executive officers and the directors of the Company in accordance with Form 51-102F6 – Statement of Executive Compensation of the Canadian Securities Administrators. The Company is required to disclose certain financial and other information related to the compensation of any individual who acted as a Chief Executive Officer (“CEO”) or Chief Financial Officer (“CFO”) for any part of the most recently completed financial year and the three most highly compensated executive officers of the Company, including any of its subsidiaries, or the three most highly compensated individuals acting in a similar capacity, other than the CEO and CFO, whose total compensation was more than $150,000 for the financial year (as at December 31, 2025) (collectively, the “Named Executive Officers” or “NEOs”) and for the directors of the Company.

For the financial year ended December 31, 2025, the Company had seven individuals that qualified as NEOs:

●	Morgan Lekstrom, Chief Executive Officer and Director

●	Brett MacKay, Senior Vice President and Chief Financial Officer

●	Peter Rawlins, Former Senior Vice President and Former Chief Financial Officer

●	Paul Martin, Interim Chief Executive Officer and Director

●	Boris Kamstra, Chief Operating Officer of PRIL

●	Sean Whiteford, President of PRIL

●	Kneipe Setlhare, President of PNGPL and PNRPL

Compensation Discussion and Analysis

Objectives

The Company’s executive compensation objective is to attract and retain talented executive officers and encourage them to focus on long-term objectives and promote alignment of interests with that of the Company. To achieve this, the Company’s executive compensation program has three principal components: base salaries, consulting fees, annual bonuses and long-term equity incentive awards in the form of Options and RSUs. These principal components are defined herein. Base salaries or consulting fees are intended to retain executives, annual bonuses reward contributions to advancing the Company’s objectives, and long-term equity incentives create alignment between executives and shareholder interests.

Determination of Compensation

The Board, with the assistance of the Compensation Committee (“CC”), is responsible for overseeing the Company’s remuneration policies and practices and determining the compensation of the executive officers and directors. The CC meets at least twice annually to determine such compensation on a discretionary basis and in accordance with the Company’s executive compensation program.

As of March 13, 2026, the CC comprised of Paul Martin (Chair), Jason LeBlanc, Mark Christensen, and Chris Leavy. The Board has determined that Martin, LeBlanc, Christensen and Leavy are all independent within the meaning of Section 1.4 of National Instrument 52-110 – Audit Committees. Each member of the CC brings prior experience in establishing compensation programs and determining appropriate compensation levels at other organizations. Notably, Mr. Martin also serves on the Compensation Committee of RPX Gold Inc. and Mr. Christensen, while serving as Vice Chairman and Head of Global Sales and Trading at GMP Securities, served as a member of the Compensation Committee. The members of the CC possess a broad range of skills, professional designations, and senior executive experience. Collectively, the CC includes individuals with extensive backgrounds in corporate governance, talent management, executive leadership, finance, and the mining industry, providing the expertise necessary to evaluate and oversee the Company’s compensation policies and practices.

Compensation Elements

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

Annual Incentive Bonus

Annual incentive bonuses, in the form of cash payments or equity grants, are designed to add a variable component of compensation based on corporate and individual performance for executive officers and employees. The Company has developed an annual incentive award program that articulates performance objectives and specific measurable goals linked to individual performance criteria set for the executive officers with performance being evaluated following each financial year.

Long-term Equity Incentives

All long-term equity incentives are granted pursuant to the Company’s Omnibus Plan. See “Omnibus Plan Description” below for significant terms of the plan.

Options provide an incentive to achieve the longer-term objectives of the Company, to give suitable recognition to the ability and industry to those who contribute materially to the success of the Company and to attract and retain persons of experience and ability, by providing them with the opportunity to acquire an increased proprietary interest in the Company.

RSUs are granted to provide long-term incentive compensation to provide additional incentive for continued efforts in promoting the growth and success of the business of the Company and assisting the Company in attracting and retaining senior management personnel and other employees.

The Company awards Options and RSUs based upon the recommendation of the CC who, among other things, considers the Chief Executive Officer’s proposal. Previous grants of Options and RSUs are taken into account when considering new grants.

The implementation of new incentive plans and amendments to the Omnibus Plan are the responsibility of the CC.

Other Compensation

Other than as outlined herein, the Company has no other forms of compensation.

Executive Officer Compensation

Compensation paid and awarded to each NEO of the Company is set out below with the following titled tables “Summary Compensation Table”, “Outstanding Share-Based Awards and Option-Based Awards” and “Incentive Plan Awards – Value Vested or Earned During the Year”. Each NEO received base compensation and equity-based awards in the most recently completed financial year. No cash incentive bonuses were paid to executive officers during the Company’s financial year ended December 31, 2025. The CC determines the amount to be paid for each significant element of compensation on a discretionary basis and in accordance with the Company’s executive compensation program. While the CC does not, at this time, refer to a peer group to determine overall executive officer compensation, it does refer to a peer group’s total shareholder return to evaluate the Company’s share price performance which is one component considered in setting compensation. No significant changes to the Company’s compensation policies were made during or after the most recently completed financial year that could or will have a material impact on director or NEO compensation.

Compensation Risks

The CC is responsible for considering, reviewing and establishing executive compensation programs, and for assessing whether the programs encourage unnecessary or excessive risk taking. The CC and the Board believe the Company’s compensation programs are balanced and do not motivate unnecessary or excessive risk taking.

Base compensation amounts are fixed in amount and thus do not encourage risk taking. Annual bonuses are determined based on objectives set at the beginning of the year and the CC considers, at the time such objectives are set, whether they would encourage unnecessary or excessive risk-taking to ensure they would not.

RSU and Option awards are important to further align the interests of executive officers with those of the Company’s shareholders. The ultimate value of the awards is tied to the Company’s share price and, since awards are staggered and subject to multi-year vesting schedules, they help ensure that NEOs have significant value tied to long-term share price performance.

Hedging

Directors and Officers are prohibited from entering into financial instruments that are designed to hedge or offset any decrease in the market value of the Company’s equity securities that are held directly or indirectly by them or granted as compensation to them. Such prohibited financial instruments with respect to NEXM’s equity securities include prepaid variable forward contracts, equity swaps, collars, put or call options, and similar financial instruments.

Performance Graph

The following graph compares the total cumulative shareholder return for $100 invested in NEXM from August 18, 2022, to December 31, 2025, with the cumulative total return of the S&P/TSX Composite Index and the S&P/TSX Global Base Metals Index for the same period. Following a reverse takeover transaction completed by way of a triangular amalgamation on August 18, 2022, NEXM, the resulting issuer’s shares, were listed on the TSXV. The share performance as set out in the graph does not necessarily indicate future price performance.

The trend in the Company’s share price shown in this chart does not correspond with the compensation paid to NEOs during the same period. Historically, the CC has not relied on share price performance as a primary factor when determining executive pay. As an exploration and development company, the Company’s priority is the creation of long-term value for shareholders by advancing its projects and progressing toward key development milestones; these activities may not correlate with share price movements.

While executive compensation is structured to align with shareholder interests through the use of equity-based awards, the nature of this alignment has evolved over time. Historically, compensation relied primarily on option-based awards, which only deliver value if the share price increases over the term of the option. More recently, the CC has transitioned toward granting RSUs to ensure executives receive a more balanced form of equity-linked compensation that continues to support alignment with shareholders while also recognizing the retention and recruitment challenges inherent in a competitive talent market.

Overall, compensation levels have increased over time to remain competitive and to support the Company’s ability to attract and retain the high-caliber leadership necessary to advance long-duration exploration and development assets. This approach reflects the CC’s view that skilled management is essential to creating long-term shareholder value, even in periods where share price performance does not directly reflect the underlying progress of the Company’s projects.

Summary Compensation Table

The following table sets forth all compensation paid, payable, awarded, granted, given or otherwise provided, directly or indirectly, by the Company, or a subsidiary of the Company, to each NEO, for the three most recently completed financial years.

						Non-equity incentive plan compensation ($)
Name and Position	Year	Salary ($)		Share-based awards(1) ($)	Option-based awards(2) ($)	Annual incentive plans ($)	Long-term incentive plans ($)	Pension value ($)	All Other Compensation ($)	Total Compensation ($)
Morgan Lekstrom(3)	2025	308,461		819,037	182,709	Nil	Nil	N/A	515,192	1,825,399
Chief Executive	2024	Nil		Nil	Nil	Nil	Nil	N/A	Nil	Nil
Officer	2023	Nil		Nil	Nil	Nil	Nil	N/A	Nil	Nil
Brett MacKay(4)(9)	2025	267,919		292,047	18,896	Nil	Nil	N/A	Nil	578,862
Senior Vice President and Chief Financial	2024	54,168		Nil	30,822	Nil	Nil	N/A	Nil	84,990
Officer	2023	Nil		Nil	Nil	Nil	Nil	N/A	Nil	Nil
Peter Rawlins(4)	2025	233,333		Nil	Nil	Nil	Nil	N/A	717,500	950,833
Former Senior Vice President and Former	2024	400,000		Nil	131,026	Nil	Nil	N/A	Nil	531,026
Chief Financial Officer	2023	127,067		Nil	536,871	Nil	Nil	N/A	Nil	663,938
Paul Martin(5)	2025	Nil		54,992	26,870	Nil	Nil	N/A	86,452	168,314
Interim Chief Executive Officer and	2024	Nil		25,445	40,859	Nil	Nil	N/A	Nil	66,304
Director	2023	Nil		Nil	Nil	Nil	Nil	N/A	Nil	Nil
Boris Kamstra	2025	663,955	(6)	219,673	Nil	Nil	Nil	N/A	Nil	883,628
Chief Operating Officer of	2024	863,340		66,000	47,170	Nil	Nil	N/A	Nil	976,510
PRIL	2023	793,066		Nil	74,051	Nil	Nil	N/A	Nil	867,117
Sean Whiteford(9)	2025	404,597	(7)	406,347	Nil	Nil	Nil	N/A	Nil	810,944
President of	2024	427,299		120,000	131,026	Nil	Nil	N/A	Nil	678,325
PRIL	2023	317,554		19,976	243,751	Nil	Nil	N/A	Nil	581,281
Kneipe Setlhare	2025	324,745	(8)	77,539	Nil	Nil	Nil	N/A	Nil	402,284
President of	2024	303,114		66,000	62,893	Nil	Nil	N/A	Nil	432,007
PNGPL and PNRPL	2023	262,250		Nil	148,102	Nil	Nil	N/A	Nil	410,352

Notes:

(1)	Shared based compensation including RSUs and DSUs is calculated based on the closing price of the Company’s Common Shares on the date of grant.

(2)	Option-based compensation is valued using the Black-Scholes option pricing model. The volatility was determined using the historical daily volatility over the expected life of the Options. The expected life of the Options considered the contractual term of the Options, as well as an estimate of the time to exercise. The risk-free interest rate is based on Bank of Canada benchmark bond yields taking into consideration the expected life of the Options. The expected dividend yield and forfeiture rate were assumed to be nil. This model was selected as it is widely used in estimating option-based compensation values by public companies.

(3)

Mr. Lekstrom was appointed CEO on February 20, 2025, and stepped down from the position effective January 15, 2026. In March 2025, in connection with the closing of the March 2025 Financing, Mr. Lekstrom was granted 62,500 RSUs (representing $531,250 of the $819,037 in share-based awards shown above) and 50,000 stock options (representing the full amount of $182,709 in option-based awards shown above). The $515,192 of other compensation to Mr. Lekstrom is comprised of negotiated severance payable and accrued but unpaid vacation.

(4)	Mr. MacKay was appointed CFO on June 16, 2025, succeeding Mr. Rawlins who previously held this role since September 2023. The $717,500 of other compensation to Mr. Rawlins is comprised of severance payable.

(5)	Mr. Martin served as Interim CEO from January 1, 2025, to March 19, 2025. Prior to and during this period, he served as a director of the Board. Following this period, he served as Chairman of the Board. Other compensation consisted of director fees which, together with Mr. Martin’s share-based awards, were received in connection with his service as a director.

(6)	Mr. Kamstra’s consulting fees were paid in US$ and converted to C$ at the average annual US$:C$ exchange rates of 2025 – 1:1.3978; 2024 – 1:1.3698; 2023 – 1:1.3499. These fees were paid to ANZAC Consulting Ltd., which provides the services of Mr. Kamstra as the Company’s Chief Operating Officer of PRIL. See “Employment, Consulting and Management Agreements”.

(7)	Mr. Whiteford was appointed CEO on January 15, 2026. Mr. Whiteford’s consulting fees were paid in US$ and converted to C$ at the average annual US$:C$ exchange rates of 2025 – 1:1.3978; 2024 – 1:1.3698; 2023 – 1:1.3499. These fees were paid to ELKAM Consulting Ltd., a private company controlled by Mr. Whiteford, which provides the services of Mr. Whiteford as the President of PRIL. See “Employment, Consulting and Management Agreements”.

(8)	Mr. Setlhare’s consulting fees were paid in BWP and converted at the average annual BWP:C$ exchange rates of 2025 – 1:0.1020; 2024 – 1:0.1005; 2023 – 1:0.1011. These fees were paid to AIR MONEY PTY LTD, a private company controlled by Mr. Setlhare, which provides the services of Mr. Setlhare as the President of PNGPL and PNRPL. See “Employment, Consulting and Management Agreements”.

(9)	Mr. MacKay and Mr. Whiteford received incentive bonuses in the form of RSUs in February 2026 related to their performance for the year ended 2025; the associated amounts will be reported in 2026.

See “Employment and Consulting Agreements and Termination and Change of Control Benefits” below for significant terms of each NEO’s employment or consultancy agreements.

Incentive Plan Awards

Outstanding Share-Based Awards and Option-Based Awards

The following table sets forth particulars of all outstanding option-based awards and share-based awards for each of the Company’s NEOs as at December 31, 2025.

	Option-based Awards				Share-based Awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised- in-the-money options ($)	Number of shares or units of shares that have not vested (#)	Market or payout of share-based awards that have not vested(1)	Market or payout of value of vested share-based awards not paid out or distributed
Morgan Lekstrom	50,000	10.00	Mar 18, 2030	Nil	127,477	684,551	Nil
Brett MacKay	6,250 4,500	9.80 9.80	Dec 04, 2029 Apr 24, 2030	Nil	59,480	319,408	Nil
Peter Rawlins	36,250 18,750	35.00 22.00	Aug 08, 2028 Aug 14, 2029	Nil	Nil	Nil	Nil
Paul Martin	8,750 7,000	9.80 9.80	Dec 04, 2029 Apr 24, 2030	Nil	11,200	60,144	14,333
Boris Kamstra	39,525 5,000 6,750	18.20 35.00 22.00	Sept 29, 2026 Aug 08, 2028 Aug 14, 2029	Nil	48,406	259,940	Nil
Sean Whiteford	16,458 18,750	35.00 22.00	Aug 08, 2028 Aug 14, 2029	Nil	71,146	382,054	Nil
Kneipe Setlhare	18,445 10,000 9,000	7.80 35.00 22.00	Jan 26, 2026 Aug 08, 2028 Aug 14, 2029	Nil	19,458	104,489	Nil

Note:

(1)	The value of the outstanding RSUs and/or DSUs are calculated by multiplying the December 31, 2025, closing price of the Common Shares on the TSXV of $5.37 by the number of RSUs and/or DSUs, as applicable.

Incentive Plan Awards – Value Vested or Earned During the Year

The following table sets forth, for each NEO, the value of option and share-based awards that vested during the financial year ended December 31, 2025, and the value of non-equity incentive plan compensation earned during the year ended December 31, 2025:

Name	Option-based awards - Value vested during the year ($)	Share-based awards – Value vested during the year ($)(1)	Non-equity incentive plan compensation – Value earned during the year ($)
Morgan Lekstrom	Nil	Nil	Nil
Brett MacKay(2)	Nil	Nil	Nil
Peter Rawlins	Nil	Nil	Nil
Paul Martin	Nil	15,275	Nil
Boris Kamstra	Nil	9,042	Nil
Sean Whiteford(2)	Nil	16,437	Nil
Kneipe Setlhare	Nil	9,042	Nil

Notes:

(1)	The value of the RSUs vested during the year is calculated as the number of Common Shares issued upon vesting multiplied by the closing market value of the Common Shares on the TSXV as at the date of vesting.
(2)	Mr. MacKay and Mr. Whiteford received incentive bonuses in February 2026 related to their performance for the year ended 2025; the associated amounts will be reported in 2026.

Omnibus Plan Description

The Omnibus Plan provides for the award of RSUs and DSUs and options to purchase Common Shares (“Options” and together with RSUs and DSUs, “Awards”) to Eligible Persons (as defined below). The RSUs, DSUs and Options issuable to any Participant under the Omnibus Plan, or any pre-existing RSU Plan, DSU Plan or stock option plan of the Company, shall be hereinafter referred to as “Incentive Securities”.) The Omnibus plan was adopted by the Company’s Board on April 24, 2025, and approved by the Company’s shareholders on June 3, 2025.

Awards under the Omnibus Plan may be granted by the Board to “Eligible Persons”, who are directors, officers, employees or consultants of the Company or its subsidiaries, eligible persons who are employees of a company providing management services to the Company, or, in certain circumstances, charitable organizations. The Board has sole discretion to determine who is eligible under the Omnibus Plan and to whom Awards may be granted, subject to the express provisions of the Omnibus Plan and the rules and policies of the TSXV.

Purpose

The purpose of the Omnibus Plan is to promote the long-term success of the Company and the creation of shareholder value by: (i) encouraging the attraction and retention of Eligible Persons; (ii) encouraging such Eligible Persons to focus on critical long-term objectives; and (iii) promoting greater alignment of the interests of such Eligible Persons with the interests of the Company, in each case as applicable to the type of Eligible Person to whom an Award is granted.

Plan Administration

The Omnibus Plan is administered and interpreted by the Board or, by a committee appointed by the Board. The day-to-day administration of the Omnibus Plan may be delegated to such officers and employees of the Company as the Board determines. All actions taken and all interpretations and determinations made or approved by the Board in good faith shall be final and conclusive and shall be binding on any Participants of the Omnibus Plan and the Company, subject to any required approval of the applicable securities exchange.

Common Shares Available for Awards

Unless otherwise approved by the applicable securities exchange and the Common Shareholders (disinterested shareholders, if required) from time to time, the maximum aggregate number of Common Shares issuable in respect of all Incentive Securities granted or issued under the Company’s Security Based Compensation Plans, at any point, shall not exceed 10% of the total number of issued and outstanding Shares on a non-diluted basis at such point in time, of which 3,550,275 Shares (the “ISO Limit”) may be delivered pursuant to Options. For greater certainty, this limitation applies to all Incentive Securities granted or issued under the Company’s Security Based Compensation Plans at any point in time, including those held by Insiders (as a group) at any point in time.

Participation Limits

The Omnibus Plan provides the following limitations on grants:

(a)	the aggregate number of Common Shares issuable to any one Consultant of the Company (“Consultant”) in any 12-month period in respect of Incentive Securities shall not exceed 2% of the issued and outstanding Common Shares on a non-diluted basis, calculated at the date an Award is granted to the Consultant;

(b)	the aggregate number of Common Shares issuable to any one person in any 12-month period in respect of Incentive Securities shall not exceed 5% of the issued and outstanding Common Shares on a non-diluted basis, calculated on the date an Award is granted to the person, unless the Company has obtained the requisite disinterested shareholder approval;

(c)	the aggregate number of Common Shares issuable to all Insiders (as a group) in any 12-month period in respect of Incentive Securities, shall not exceed 10% of the issued and outstanding Common Shares on a non-diluted basis, calculated on the date an Award is granted to a particular Insider, unless the Company has obtained the requisite disinterested shareholder approval;

(d)	Eligible Persons who are Investor Relations Service Providers may only receive Options as Awards under the Omnibus Plan (if the Common Shares are listed on the applicable securities exchange) and the aggregate number of Common Shares issuable to all Investor Relations Service Providers in respect of Incentive Securities in any 12-month period shall not exceed 2% of the issued and outstanding Common Shares on a non-diluted basis, calculated on the date an Award is granted to the Investor Relations Service Provider; and

(e)	Eligible Persons who are Eligible Charitable Organizations may only receive Options as Awards under the Omnibus Plan (if the Common Shares are listed on the applicable securities exchange) and the aggregate number of Common Shares issuable to all Eligible Charitable Organizations at any point in time in respect of Incentive Securities shall not exceed 1% of the issued and outstanding Common Shares on a non-diluted basis at such point in time. Options granted to Eligible Charitable Organizations will not be included in the other limits set out in the Omnibus Plan.

(f)	The Omnibus Plan also provides comprehensive provisions for Participants who are U.S. Participants. Such terms include, among others, a limitation on the number of shares reserved for U.S. Participants (the “ISO Limit”). Under the ISO Limit, the maximum aggregate number of Common Shares issuable to U.S. Participants pursuant to Options is 3,550,275 Common Shares.

As of December 31, 2025, a total of 1,012,740 Options, 524,592 RSUs and 110,338 DSUs are issued and outstanding and governed by the Omnibus Plan, in the aggregate representing approximately 4.6% of the issued and outstanding Common Shares. As a result, a maximum of 1,902,605 Awards remain available for grant pursuant to the Omnibus Plan (or 5.4% of the Common Shares issued and outstanding).

Eligibility and Participation

Subject to the provisions of the Omnibus Plan (including, without limitation, restrictions on grants to Investor Relations Service Providers and Eligible Charitable Organizations) and such other terms and conditions as the Board may prescribe, the Board may, from time to time, grant Awards of RSUs, DSUs and Options to all categories of Eligible Persons.

General Vesting Requirement

No Award granted or issued under the Omnibus Plan, other than Options, may vest before the date that is one year following the date it is granted or issued. Subject to the approval of the applicable securities exchange with respect to Awards held by Investor Relations Service Providers, vesting may be accelerated by the Board for Awards held by a participant (“Participant”) in the event of death or who ceases to be an Eligible Person under the Omnibus Plan in connection with a change of control, take-over bid, reverse takeover or other similar transaction. All Options granted to Investor Relations Service Providers must vest and become exercisable in stages over a period of not less than 12 months, with no more than ¼ of such Options vesting and becoming exercisable in any three-month period.

Description of RSUs

An RSU is an Award granted as part of the Company’s compensation program to reward services rendered and to provide both short-term and long-term incentives to participants. Upon settlement, it entitles the recipient Participant to receive a number of Common Shares equal to the number of RSUs credited to a Participant’s Account on certain vesting dates.

RSUs shall be subject to such restrictions as the Board, in its discretion, may establish or determine in the applicable award agreement (“Award Agreement”) or at the time an Award is granted. Unless otherwise provided for in an Award Agreement, all RSUs will vest and become payable by the issuance of Common Shares at the end of the restricted period as specified by the Board in the applicable Award Agreement. Unless otherwise determined by the Board, upon the occurrence of a change of control event, all restrictions upon any RSUs shall lapse immediately and all such RSUs shall become fully vested.

Effect of Termination on RSUs

Except as otherwise set forth in an applicable Award Agreement and subject to the provisions of the Omnibus Plan, RSUs shall be subject to the following conditions:

(a)	Death: upon death of a Participant, any RSUs granted to such Participant which, prior to the Participant’s death, had not vested, will be immediately and automatically forfeited and cancelled; Any RSUs granted to such Participant, which prior to the Participant’s death, had vested, will accrue to the Participant’s estate in accordance with the provisions of the Omnibus Plan;

(b)	Termination of Employment or Service for Cause: where a Participant’s employment is terminated by the Company or a subsidiary of the Company for cause, or where a Participant’s consulting agreement is terminated as a result of the Participant’s breach, all RSUs granted to such Participant will be immediately and automatically forfeited and cancelled;

(c)	Termination of Employment or Service without Cause, Voluntary Termination, Retirement or Disability: where a Participant’s employment is terminated by the Company or a subsidiary of the Company without cause, by voluntary termination, due to retirement or due to disability, or where a Participant’s consulting agreement is terminated for a reason other than the Participant’s breach or due to disability, any RSUs granted to such Participant which, prior to termination, had not vested, will be immediately and automatically forfeited and cancelled. Any RSUs granted to such Participant, which prior to termination, had vested, will accrue to the Participant in accordance with the provisions of the Omnibus Plan; and

(d)	Directorships: where a Participant ceases to be a director for any reason, any RSUs granted to such Participant which, prior to cessation, have not vested, will be immediately and automatically forfeited and cancelled. Any RSUs granted to such Participant, which prior to cessation, have vested, will accrue to the Participant in accordance with the provisions of the Omnibus Plan.

Description of DSUs

A DSU is an Award that is payable after the effective date that a Participant ceases to be an Eligible Person under the Omnibus Plan, subject to certain vesting criteria. Unless otherwise determined by the Board, upon the occurrence of a change of control event, all DSUs shall become fully vested.

The payment of DSUs will occur on the date that is designated by the Participant and communicated to the Company by the Participant in writing at least 15 days prior to the designated day, or such earlier date as the Participant and Company may agree. If no notice is given by the Participant for a designated day, the DSUs shall be payable on the first anniversary of the date on which the Participant ceases to be an Eligible Person for any reason or any earlier period on which the DSUs vested, as the case may be, at the sole discretion of the Participant.

Election by Directors - DSUs

Under the Omnibus Plan, directors may elect to receive directorship fees in the form of DSUs which an election must be made within certain timeframes as specified in the Omnibus Plan. In case of an election by a Director, the number of DSUs to be credited shall be determined by dividing applicable directorship fees with the market price on the grant date of the DSUs or if more appropriate, another trading range that best represents the period for which the DSUs were earned (subject to minimum pricing requirements under applicable securities exchange policies). No fractional DSUs shall be credited to any director.

Description of Options

An Option is an Award that gives a Participant the right to purchase one Common Share at a specified price in accordance with the terms of the Option and the Omnibus Plan. The exercise price of the Options shall be determined by the Board at the time the Option is granted but in no event shall such exercise price be lower than the discounted market price permitted by the applicable securities exchange.

The maximum term of any Option shall not exceed 5 years and the Board shall determine the vesting, performance and other conditions, if any, that must be satisfied before all or part of an Option may be exercised, subject to any vesting restrictions set out in the provisions of the Omnibus Plan. Unless otherwise determined by the Board, upon the occurrence of a change of control event, all Options shall become fully vested except for Options held by Investor Relations Service Providers which acceleration is subject to acceptance of the applicable securities exchange.

Options will be exercised pursuant to their applicable Award Agreement which exercise shall be contingent upon receipt by the Company of a written notice of exercise set forth in the applicable Award Agreement and of a form of cash payment acceptable to the Company for the full purchase price of the Common Shares to be issued.

Effect of Termination on Options

Except as otherwise set forth in an applicable Award Agreement and subject to the provisions of the Omnibus Plan, Options shall be subject to the following conditions:

(a)

Death: upon death of a Participant, any Options held by such Participant at the date of death shall be exercisable (by an inheritor or the Participant’s estate) for a period of 120 days after the date of death or prior to the expiration of the Option, whichever is sooner, only to the extent the Participant was entitled to exercise the Option at the date of death of such Participant;

(b)

Termination of Employment or Service for Cause: where a Participant’s employment is terminated by the Company or a subsidiary of the Company for cause, or where a Participant’s consulting agreement is terminated as a result of the Participant’s breach, no Option shall be exercisable from the date of termination as determined by the Board;

(c)

Termination of Employment or Service without Cause, Voluntary Termination or Retirement: where a Participant’s employment is terminated by the Company or a subsidiary of the Company without cause, by voluntary termination, due to retirement, or where a Participant’s consulting agreement is terminated for a reason other than the Participant’s breach, any Options held by such Participant at the date of termination shall be exercisable for a period of 90 days (or such longer period, not to exceed 12 months, as may be specified by resolution of the Board) after the date of termination determined by the Board or prior to the expiration of the Option, whichever is sooner, only to the extent the Participant was entitled to exercise the Option at the date of termination;

(d)

Disability: where a Participant’s employment or consulting agreement is terminated by the Company or a subsidiary of the Company due to disability, any Options held by such Participant at the date of termination shall be exercisable for a period of 120 days after the date of termination determined by the Board or prior to the expiration of the Option, whichever is sooner, only to the extent the Participant was entitled to exercise the Option at the date of termination; and

(e)

Directorships: where a Participant ceases to be a director for any reason, any Options held by such Participant on the Cessation Date(1) shall be exercisable for a period of 90 days (120 days in case of termination due to disability) or such longer period, not to exceed 12 months, as may be specified by resolution of the Board after the Cessation Date or prior to the expiration of the Option, whichever is sooner, only to the extent the director was entitled to exercise the Option at the Cessation Date.

Non-Transferability of Awards

No Award and no right under any such Award, shall be assignable, alienable, saleable, or transferable by a Participant otherwise than by will or by the laws of descent and distribution. No Award and no right under any such Award, may be pledged, alienated, attached, or otherwise encumbered, and any purported pledge, alienation, attachment, or encumbrance thereof shall be void and unenforceable against the Company.

(1) “Cessation Date” means the effective date on which a Participant ceases to be an Eligible Person for any reason, provided that if the Cessation Date triggers payment of any Award which is “deferred compensation” under Code Section 409A, the Cessation Date shall be the date of Separation from Services.

Amendment and Termination of the Omnibus Plan

The Board may at any time or from time to time, in its sole and absolute discretion, amend, suspend, terminate or discontinue the Omnibus Plan and may amend the terms and conditions of any Awards granted thereunder, subject to: (i) any required approval of any applicable regulatory authority or applicable securities exchange; and (ii) any required approval of Common Shareholders in accordance with the provisions of the Omnibus Plan or applicable law.

Amendments to Awards

Subject to compliance with applicable laws and applicable securities exchange policies, the Board may make amendments or alterations to Awards, provided that no amendment or alteration shall be made which would impair the rights of any Participant, without such Participant’s consent, provided that no such consent shall be required if the amendment or alteration is: (i) either required or advisable in respect of compliance with any law, regulation or requirement of any accounting standard; or (ii) not reasonably likely to significantly diminish the benefits provided under such Award.

The Company will be required to obtain disinterested Shareholder approval, in accordance with the provisions of the Omnibus Plan, in respect of any extension or reduction in the exercise price of Options granted to any Participant if the Participant is an Insider at the time of the proposed reduction or extension

Pension Disclosure

No pension, retirement or deferred compensation plans, including defined contributions plans, have been instituted by the Company and none are proposed at this time.

Recovery of Erroneously Awarded Compensation

The Board has adopted a Compensation Recovery Policy to create and maintain a culture that emphasizes integrity and accountability and reinforces the Corporation’s compensation philosophy. The Compensation Recovery Policy provides for the recovery of erroneously awarded incentive compensation in the event that the Corporation is required to prepare an accounting restatement due to material non-compliance of the Corporation with any financial reporting requirements under the federal securities laws.

Employment and Consulting Agreements and Termination and Change of Control Benefits

Morgan Lekstrom

Mr. Lekstrom and NEXM entered into an executive employment agreement effective March 20, 2025, providing for Mr. Lekstrom’s employment as Chief Executive Officer. The agreement provided for an annual base salary equal to $395,000. In addition, in accordance with the Company’s annual bonus plan and at the discretion of the Board, an opportunity to earn an annual bonus in the range of 100% of base salary, payable in cash, Options, RSUS or a combination thereof based on agreed performance indicators. Mr. Lekstrom was also eligible, at the discretion of the Board, to participate in the Company’s long-term incentive program, under which he was eligible to receive Options and RSUs. The agreement permitted Mr. Lekstrom to terminate his employment upon providing two months’ written notice.

Mr. Lekstrom’s employment agreement was terminated on January 15, 2026, upon the completion of a transitionary period. In accordance with the terms of the transition agreement, the Company paid Mr. Lekstrom all outstanding accrued wages and vacation earned but not taken which consisted of two (2) weeks of accrued wages, less all statutory deductions required by law, to January 15, 2026. In addition, the Company paid Mr. Lekstrom a lump sum amount of $500,000, less all statutory deductions required by law. This sum was inclusive of all monies owed upon termination of Mr. Lekstrom’s employment with the Company including, but not limited to, all statutory entitlements, all compensation in lieu of notice and any bonus or equity entitlements owed by the Company to the Executive under contract or at common law.

On February 9, 2026, Mr. Lekstrom resigned from the Board. Mr. Lekstrom’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. In connection with his resignation from the Board, the Company entered into a consulting services agreement with Mr. Lekstrom dated February 9, 2026 (the “Lekstrom Consulting Agreement”). Pursuant to the Lekstrom Consulting Agreement, the Company may request advisory and consulting services from Mr. Lekstrom on an as-needed basis as an independent contractor.

Under the terms of the Lekstrom Consulting Agreement, Mr. Lekstrom is entitled to an hourly consulting fee of $500. The Lekstrom Consulting Agreement will terminate on November 18, 2026, unless earlier terminated by either party in accordance with its terms. Upon termination of the Lekstrom Consulting Agreement, any of Mr. Lekstrom’s RSUs which are not yet then vested will immediately accelerate and be settled in shares in accordance with the terms of the Omnibus Plan.

Peter Rawlins

Peter Rawlins and NEXM entered into an executive employment agreement effective July 20, 2023, providing for Mr. Rawlin’s employment as Chief Financial Officer commencing September 18, 2023. The agreement provided for an annual base salary equal to $400,000. In addition, pursuant to the Company’s annual bonus plan and at the discretion of the Board, a reasonable opportunity, based on targets, to earn a success fee in the range of 50% of the total base salary, payable in cash. Mr. Rawlins was also eligible to participate in the Company’s long-term incentive program, under which he may earn Options, subject to the overall discretion of the Board with target value at the time of grant equal to the lesser of (i) the amount of the Mr. Rawlins’s bases salary for the year in question and (ii) the value, at the grant date and based on the Black-Scholes valuation method, of 18,750 Options (on a 1 for 20 share consolidation basis). Mr. Rawlins employment was terminated on July 31, 2025.

In accordance with the terms of the resignation agreement, the Company paid Mr. Rawlins all outstanding accrued wages and vacation earned but not taken which consisted of seven (7) days of accrued wages, less all statutory deductions required by law, to July 31, 2025. In addition, the Company paid Mr. Rawlins a lump sum amount of $717,500, less all statutory deductions required by law. This sum is equivalent to 1.75 times the sum of Mr. Rawlins’ base salary and medical and dental benefits for a twenty-one (21) month period.

In connection with his resignation, the Company entered into a consulting services agreement with Mr. Rawlins dated July 31, 2025 (the “Rawlins Consulting Agreement”). Pursuant to the Rawlins Consulting Agreement, the Company may request advisory and consulting services from Mr. Rawlins on an as-needed basis as an independent contractor.

Under the terms of the Rawlins Consulting Agreement, Mr. Rawlins is entitled to an hourly consulting fee of $500. The Consulting Agreement will terminate on July 31, 2030, unless earlier terminated by either party in accordance with its terms.

Brett MacKay

Brett MacKay is the Senior Vice President and Chief Financial Officer of NEXM. NEXM entered into an executive employment agreement with Mr. Mackay on June 12, 2025. The agreement provides for an annual base salary of $300,000. In addition, pursuant to the Company’s annual bonus plan and at the discretion of the Board, Mr. MacKay is eligible to earn an annual incentive bonus targeted at 50% of base salary, payable in cash or in RSUs based on achievement of predetermined objective performance criteria.

Mr. MacKay is also eligible, at the discretion of the Board, to participate in the Company’s long-term incentive program, under which he may earn awards targeted at 90% of base salary, payable in cash or in RSUs based on the attainment of objective long-term performance goals.

The agreement may be terminated by Mr. MacKay with two months written notice. If Mr. MacKay’s employment is terminated by Mr. MacKay himself, for good reason, or by the Company without cause, in each case as set out and defined in the employment agreement, (other than on account of Mr. MacKay’s death or permanent disability) in either case within two years following a change of control of NEXM and within the first twelve (12) months of employment, on such termination date, he shall be entitled to receive; (i) a lump sum payment in lieu of notice equal to one (1) times the sum of Mr. MacKay’s base salary and the average annual incentive compensation (including any Options or other equity incentive) paid to Mr. MacKay calculated based upon the last three fiscal years ended immediately preceding the termination date or the average annual incentive compensation that was paid over such shorter period during which he was employed by the Company, or in the circumstances where he is terminated within the first twelve (12) months of the agreement, 50% of base salary, and (ii) at the election of Mr. Mackay either the continuation of medical, dental and pension benefits for a twelve (12) month period or a lump sum payment equal to the cost of such benefits.

After twelve (12) months of continuous employment, the factor shall be increased to one and a half (1.5) times for item (i) listed above. In addition, all unvested securities convertible into, exchangeable for, or otherwise linked to the Company’s Common Shares shall vest in full, and such rights shall become immediately exercisable for a period of 180 days following the termination date.

If Mr. MacKay’s employment is terminated without cause other than within two years following a Change of Control, he shall be entitled to receive (i) a lump sum payment in lieu of notice equal to one (1) times the sum of base salary and average performance bonus calculated based upon the last three fiscal years ended immediately preceding the termination date or the average annual incentive compensation that was paid over such shorter period during which he was employed by the Company, or in the circumstances where he is terminated within the first twelve (12) months of the agreement, 50% of base salary and after five (5) years of continuous employment, Mr. MacKay is entitled to one additional month of base salary for each additional year of employment beyond five (5) years; (ii) at the election of Mr. Mackay either the continuation of medical, dental and pension benefits for a twelve (12) month period or lump sum payment equal to the cost of such benefits. In addition, any unvested securities convertible into or exchangeable for securities or shares of the Company or any affiliate or any other equity linked entitlements related to the Common Shares shall be accelerated so that such rights become immediately exercisable for a period of 180 days after such termination date.

Upon a voluntary resignation by Mr. MacKay or a termination by the Company for cause, Mr. MacKay is entitled solely to (i) any accrued and unpaid base salary earned through the termination date (ii) any accrued but unused vacation pay earned through the termination date; and (iii) any annual performance bonus earned for the prior fiscal year but not yet paid.

Paul Martin

Paul Martin served as Interim Chief Executive Officer from January 1, 2025, to March 19, 2025, pursuant to an appointment by the Board to fulfil the role until a permanent Chief Executive Officer was named. In connection with his interim service, Mr. Martin received option-based compensation, as disclosed in the “Summary Compensation Table” above. His interim appointment did not provide for, and he was not entitled to, any change-of-control, severance, or constructive dismissal benefits.

Boris Kamstra

Boris Kamstra is the Chief Operating Officer of PRIL. PRIL entered into a consulting agreement with ANZAC Consulting Ltd (“ANZAC”) dated January 1, 2023, and amended July 1, 2025. Under the agreement, ANZAC provides the services of Mr. Kamstra who is responsible for providing leadership for and input to the project execution plan for the design, build, redevelopment and commissioning of a modern version of the Company’s projects in Botswana, delivering Stage 3 (Hot Commissioning) wherein the projects are producing commercial levels of saleable concentrates, and assuming responsibility and authority for the effective leadership and management of the re-engineering, engineering, construction and commissioning of the Botswana projects so as to confidently and reasonably project financial results in line with objectives as provided by the Company. PRIL agreed to pay ANZAC a monthly service fee of US$25,000. If Mr. Kamstra devotes more than 50% of his professional time to the project execution plan in any calendar month, and such additional time is pre-approved in writing by the CEO, ANZAC is entitled to additional compensation of US$230 per hour for all hours exceeding that threshold.

The agreement may be terminated by PRIL for failure by Mr. Kamstra to perform his obligations, in which case ANZAC is entitled to any accrued and unpaid consulting fees and reimbursable expenses up to the termination date. PRIL may also terminate the agreement at any time upon 90 days’ notice, with ANZAC entitled to all accrued and unpaid consulting fees and reimbursement of out-of-pocket expenses through the termination date. ANZAC may terminate the agreement upon 90 days’ written notice and is entitled to payment for services rendered up to the termination date. The agreement does not provide for any change-of-control, severance, or constructive dismissal benefits.

Sean Whiteford

Sean Whiteford is the President of PRIL. PRIL entered into a consulting agreement with ELKAM Consulting (“ELKAM”) dated October 17, 2023 and amended April 17, 2025. Under the agreement, ELKAM provides the services of Mr. Whiteford who is responsible for supporting the chief executive officer, strategic corporate planning, policy making and acquisitions, managing and directing exploration programs, and overseeing management and support personnel, liaising with professional consultants and other agents to further the Company’s interests and otherwise performing such other duties and functions as are commonly within the scope and duties of a President of a Company. PRIL agreed to pay ELKAM a monthly service fee of US$23,500. Commencing January 1, 2026 and for each year of the term thereafter, the monthly rate shall be increased by 5%. Included in fees is a reasonable opportunity, based on targets, to earn a success fee in the range of 50% of the total fees paid for the year, subject to the approval of the Board. All such amounts are paid to ELKAM and are attributable to the services Mr. Whiteford provided to PRIL. The agreement may be terminated by ELKAM with two months’ written notice or by the Company at any time.

If ELKAM’s agreement is terminated by ELKAM, for good reason, or by the Company without cause, in each case as set out and defined in the agreement, (other than on account of Mr. Whiteford’s death or permanent disability) in either case within twenty-four (24) months following a change of control, on such termination date, ELKAM shall be entitled to a lump sum payment in lieu of notice equal to 1.75 times the sum of the annual fees and the average annual incentive compensation (being the annual success fee and any other equity incentives) paid to ELKAM calculated based upon the last three fiscal years ended immediately preceding the termination date. In addition, all unvested securities convertible into, exchangeable for, or otherwise linked to the Company’s Common Shares shall vest in full, and such rights shall become immediately exercisable for a period of 180 days following the termination date.

If the ELKAM agreement is terminated without cause, other than within two years following a change of control, on such termination date, ELKAM shall be entitled to: (i) a lump sum payment in lieu of notice equal to 1.75 times the sum of the annual fees and the average annual incentive compensation (being the annual success fee) paid to ELKAM calculated based upon the last three fiscal years ended immediately preceding the termination date; and (ii) any other payments owed to ELKAM.

Upon a voluntary termination of the arrangement by ELKAM or a termination by the Company for cause, ELKAM is entitled solely to (i) any accrued and unpaid fees earned through the termination date (ii) and any annual success fee earned for the prior fiscal year but not yet paid. Effective January 15, 2026, ELKAM entered into a new consulting agreement in connection with Mr. Whiteford’s appointment as Chief Executive Officer of the Company.

Kneipe Setlhare

Kneipe Setlhare and PNRPL entered into a consulting agreement effective May 1, 2023, and amended July 1, 2023, and August 30, 2024, providing for Mr. Setlhare’s employment as President and Country Managing Director commencing May 1, 2023. The agreement provides for a monthly consulting fee of BWP 265,314.50.

The agreement may be terminated by either PNRPL or Mr. Setlhare on two weeks written notice and does not contain any change of control, severance or constructive dismissal provision.

Estimated Incremental Payments

The estimated incremental payments payable to each NEO, determined in accordance with the terms of their respective employment or consulting agreements, are outline below. See “Employment and Consulting Agreements and Termination and Change of Control Benefits”.

These amounts reflect the payments that would be triggered upon a change of control or termination without cause, assuming such an event occurred on December 31, 2025.

Name	Estimated Change of Control Payment ($)	Estimated Termination Without Cause Payment ($)
Morgan Lekstrom(1)	Nil	Nil
Brett MacKay	562,817	562,817
Peter Rawlins(2)	Nil	Nil
Sean Whiteford	1,174,847	1,174,847

Notes:

(1)	Mr. Lekstrom ceased serving as Chief Executive Officer on January 15, 2026, and the severance payable to him was determined prior to December 31, 2025, and is disclosed in the Summary Compensation Table above.

(2)	Mr. Rawlins ceased serving as Chief Financial Officer during 2025, and the severance payable to him was determined prior to December 31, 2025, and is disclosed in the Summary Compensation Table above.

Director Compensation Table

DSUs are granted to directors of the Company to advance the interests of the Company and its subsidiaries by: (i) increasing the proprietary interests of non-executive directors in the Company; (ii) aligning the interests of non-executive directors of the Company with the interests of the Company’s shareholders generally; and (iii) furnishing non-executive directors with an additional incentive in their efforts on behalf of the Company.

Each non-executive director receives an annual retainer of $90,000, of which $45,000 is payable in DSUs, and $45,000 of which is payable in cash or DSUs at the election of the director. The Chair of the Board receives an annual retainer of $170,000, of which $85,000 is payable in DSUs, and $85,000 of which is payable in cash or DSUs at the election of the Chairman. In addition, the Chair of the Audit Committee receives an annual retainer of $10,000, and the Chairs of the Compensation Committee, Corporate Governance and Nominating Committee, and Safety, Sustainability and Technical Committee each receive an annual retainer of $5,000. Each committee member is paid an annual retainer of $2,500. Committee Chair and retainer fees are payable in cash or DSUs at the election of the director.

The following table sets forth the compensation provided to each non-executive director during the year ended December 31, 2025,

Name (1)	Fees earned(2) ($)	Share-based awards(3) ($)	Option-based awards ($)	Non-equity incentive plan compensation ($)	Pension Value ($)	All other compensation ($)	Total ($)
Mark Christensen	53,890	28,969	Nil	Nil	N/A	Nil	82,859
James Gowans	53,548	28,969	Nil	Nil	N/A	Nil	82,517
Chris Leavy(4)	38,630	28,969	Nil	Nil	N/A	Nil	67,599
Jason Leblanc	57,500	28,969	Nil	Nil	N/A	Nil	86,469
Norman MacDonald(5)	51,192	Nil	Nil	Nil	N/A	Nil	51,192
Don Newberry(6)	30,959	Nil	Nil	Nil	N/A	Nil	30,959
William O’Reilly(4)	23,014	Nil	Nil	Nil	N/A	Nil	23,014
André van Niekerk(6)	36,247	28,969	Nil	Nil	N/A	Nil	65,216
Philipa Varris(5)	22,192	28,969	Nil	Nil	N/A	Nil	51,161

Notes:

(1)	All relevant disclosures pertaining to Paul Martin, a non-executive director, during the year are presented within the NEO compensation tables above.

(2)	The annual fees are prorated to reflect the term of the directorship, if applicable.

(3)	Shared based compensation including DSUs is calculated based on the closing price of the Company’s Common Shares on the date of grant.

(4)	Following Mr. O’Reilly’s retirement as director on March 25, 2025, Mr. Leavy was appointed to the Board effective the same date.

(5)	Following Mr. MacDonald’s retirement as director on July 23, 2025, Ms. Philipa Varris was appointed to the Board effective the same date.

(6)	Following Mr. Newberry’s retirement as director on April 24, 2025, Mr. van Niekerk was appointed to the Board effective the same date.

Director Outstanding Share-Based Awards and Option-Based Awards

The following table sets forth, for each non-executive director, the Options and Share-based Awards outstanding as at December 31, 2025.

	Option-based Awards				Share-based Awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised- in-the-money options ($)	Number of shares or units of shares that have not vested (#)	Market or payout of share-based awards that have not vested ($)(1)	Market or payout of value of vested share-based awards not paid out or distributed($)(1)
Mark Christensen	2,041 1,500	35.00 22.00	Aug 08, 2028 Aug 14, 2029	Nil	5,900	31,683	67,184
James Gowans	2,500	22.00	Aug 14, 2029	Nil	5,900	31,683	80,115
Chris Leavy	Nil	N/A	N/A	Nil	5,900	31,683	Nil
Jason Leblanc	3,164 1,500	35.00 22.00	Aug 08, 2028 Aug 14, 2029	Nil	5,900	31,683	76,190
Norman MacDonald	500	22.00	Aug 14, 2029	Nil	Nil	Nil	Nil
Don Newberry	5,000 1,500	35.00 22.00	Aug 08, 2028 Aug 14, 2029	Nil	1,316	7,067	Nil
William O’Reilly	1,667 500	35.00 22.00	Aug 08, 2028 Aug 14, 2029	Nil	Nil	Nil	104,720
André van Niekerk	Nil	N/A	N/A	Nil	5,900	31,683	Nil
Philipa Varris	Nil	N/A	N/A	Nil	5,900	31,683	Nil

Notes:

(1)	The value of the outstanding RSUs and/or DSUs is calculated by multiplying the number of outstanding RSUs and/or DSUs by the December 31, 2025, closing price of the Common Shares on the TSXV of $5.37.

Incentive Plan Awards – Value Vested or Earned during the Year

The following table sets forth, for each non-executive Director, the value of all incentive plan awards that vested during the year ended December 31, 2025.

Name	Option-based awards - Value vested during the year ($)	Share-based awards – Value vested during the year ($)(1)	Non-equity incentive plan compensation – Value earned during the year ($)
Mark Christensen	Nil	86,150	Nil
Jim Gowans	Nil	129,267	Nil
Chris Leavy	Nil	Nil	Nil
Jason Leblanc	Nil	87,892	Nil
Norman MacDonald	Nil	32,183	Nil
Don Newberry	Nil	93,063	Nil
William O’Reilly	Nil	91,363	Nil
André van Niekerk	Nil	Nil	Nil
Philipa Varris	Nil	Nil	Nil

Notes:

(1)	The value of the DSUs vested during the year is calculated as the number of DSUs vested multiplied by the closing market value of the common shares on the TSXV as at the date of vesting.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Beneficial Ownership Table

The following table lists, as of March 13, 2026, the number of Common Shares of the Company that are beneficially owned by: (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding Common Shares; (ii) each named executive officer and director of the Company; and (iii) all executive officers and directors as a group.

Information relating to beneficial ownership of Common Shares by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

	Common Shares of the Company that are Beneficially Owned
Beneficial Owner	#	(%)
Directors
Paul Martin Director and Chairman	93,419	*
James Gowans Director	38,073	*
Jason LeBlanc Director	127,298	*
Mark Christensen Director	397,339	1.1%
Chris Leavy Director	105,000	*
André van Niekerk Director	Nil	*
Philipa Varris Director	Nil	*
Warwick Morley-Jepson Director	Nil	*
Named Executive Officers
Sean Whiteford Chief Executive Officer and Director	91,428	*
Morgan Lekstrom Former Chief Executive Officer and Director	168,375	*
Brett MacKay Chief Financial Officer and Senior Vice President	17,617	*
Peter Rawlins Former Chief Financial Officer and Senior Vice President	72,167	*
Boris Kamstra Chief Operating Officer of PRIL	76,381	*
Kneipe Setlhare President of PNGPL and PNRPL	65,367	*

All Current Executive Officers and Directors	1,028,510	2.89%

Beneficial Owners with Greater than 5% Ownership
EdgePoint Investment Group Inc.(1)	11,995,261	29.1%
Condire(2)	3,584,650	9.9%
Extract(3)	1,833,616	5.1%

Notes:

*	Represents less than 1%.

(1)	Reflects the Common Shares and Warrants as reported on Schedule 13G filed with the SEC on December 5, 2025, on behalf of EdgePoint Investment Group Inc., which reflects EdgePoint Investment Group Inc. as having sole voting power of 6,608,420 Common Shares, shared voting power of 5,386,838 Common Shares and 5,744,705 Common Shares issuable upon the exercise of warrants. The business address for EdgePoint Investment Group Inc. is 150 Bloor Street West, Suite 700, Toronto, Ontario, Canada, M5S 2X9.

(2)	Reflects the Common Shares and warrants as reported on Schedule 13G filed with the SEC on February 3, 2026, on behalf of Condire Management, LP, Condire Management GP Holdings, LLC, Ryan E. Shedler, and Bradley J. Shisler (collectively “Condire”) which reflects Condire as having shared voting power of 3,549,075 Common Shares and 35,575 Common Shares issuable upon the exercise of warrants held. 3,477,925 Common Shares issuable upon the exercise of warrants held by Condire have been excluded from the calculation as they are subject to a “blocker” agreement (the “Blocker”) that limits the combined shareholdings of Condire and its affiliates in the Company to less than 10% of the then-outstanding Common Shares of the Company. Condire may, by written notice to the Company, increase or decrease the ownership limitation, provided that any increase to the ownership limitation will only become effective on the 61st day after such written notice is delivered to the Company. The business address of each reporting person is 1717 McKinney Ave., Suite 850, Dallas, Texas 75202.

(3)

Reflects the Common Shares and warrants as reported on Schedule 13G filed with the SEC on February 13, 2026, on behalf of Extract Advisors LLC. and Darin Milmeister (collectively “Extract”), which reflects Extract as having shared voting power of 1,833,616 Common Shares and Common Shares issuable upon the exercise of warrants. The business address for Extract is 4500 Park Granada Unit 202, Calabasas, CA 91302.

Securities Authorized for Issuance Under Our Equity Compensation Plans

The Company grants awards under its Omnibus plan. See “Omnibus Plan Description” in Item 11 of this Report.

Equity Compensation Plan Information

The following table sets out information as of December 31, 2025, with respect to outstanding security-based compensation arrangements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	1,647,670	10.32	1,902,605
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	1,647,670	10.32	1,902,605

Notes:

(1)	The number of securities to be issued in column (a), and the number of securities available in column (c), include DSUs. The Company expects to settle these in cash, however they may be paid in shares at the discretion of the Company.
(2)	The weighted average exercise price does not take into account the shares issuable upon vesting of RSUs or the settlement of DSUs, as these awards do not have an exercise price.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as set out below, there have been no transactions since January 1, 2024, in which the Company was or is to be a participant and the amount involved exceeds US$120,000 and in which any executive officer or Director of the Company, any shareholder beneficially owning more than 5% of any class of our voting securities or an immediate family member of any such persons had or will have a direct or indirect material interest. See “Employment and Consulting Agreements and Termination and Change of Control Benefits”.

●	On June 14 2024, EdgePoint and its affiliates subscribed for 384,615 June 2024 Units at $15.60 per June 2024 Unit as part of the June 2024 Financing. For more information, see Note 12(a) and Note 13 of the Consolidated Financial Statements for the year ended December 31, 2025, which is incorporated by reference herein.
●	On March 18, 2025, the Company closed the March 2025 Financing which included conversion of its Term Loan held by EdgePoint and its affiliates to equity. The Company issued to EdgePoint and its affiliates an aggregate of 3,480,392 Settlement Units at $6.00 per Settlement Unit in full satisfaction of the $20,882,353 principal amount outstanding under the Term Loan. For more information, see Note 10 and Note 13 of the Consolidated Financial Statements for the year ended December 31, 2025, which is incorporated by reference herein.
●	On November 18, 2025, certain beneficial owners subscribed for the following November 2025 Units at $5.70 per unit:

○	EdgePoint and its affiliates: 1,578,500
○	Condire: 3,513,500
○	Extract: 702,000

For more information, see Note 12(a) and Note 13 of the Financial Statements for the year ended December 31, 2025, which is incorporated by reference herein.
●	For the year ended December 31, 2025, and December 31, 2024, the Company paid interest to EdgePoint and its affiliates of $268,896 and $2,082,530, respectively.

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

For the purposes of this Report, as of March 13, 2026, the Board has determined that 8 of our 9 current directors are independent persons under the Nasdaq Rules, which is the majority of the Board: Paul Martin, James Gowans, Mark Christensen, Jason LeBlanc, Chris Leavy, André van Niekerk, Philipa Varris and Warwick Morley-Jepson. Sean Whiteford is currently Chief Executive Officer of the Company and is therefore not independent.

Committees

The Company has four committees of its Board in place:

1.	Audit and Risk Management Committee (“ARMC”);
2.	Compensation Committee
3.	Safety, Sustainability and Technical Committee (“SSTC”); and
4.	Corporate Governance & Nominating Committee (“CGNC”).

The ARMC is comprised of Jason LeBlanc (Chair), Paul Martin and André van Niekerk. The ARMC is responsible for providing oversight of the Company’s financial reporting, internal controls, and risk management processes. Key responsibilities include ensuring the accuracy, completeness, and reliability of the financial statements and disclosures, effectiveness of internal controls, overseeing risk management processes, ensuring compliance with applicable laws, regulations, and internal policies and procedures, and overseeing the Company’s external auditors. The Board has determined that all members of the ARMC are financially literate, and that Mr. LeBlanc qualifies as an “audit committee financial expert” for purposes of the SEC’s rules.

The CC is made up of Paul Martin (Chair), Jason LeBlanc, Mark Christensen and Chris Leavy. The CC is responsible for overseeing the Company’s remuneration policies and practices and determining the compensation of executive officers and directors.

The SSTC is made up of Philipa Varris and Warwick Morley-Jepson (Co-Chairs) and James Gowan. The SSTC discusses, develops and applies specialist sustainability and technical knowledge related to the Company’s materials and disclosure.

The CGNC is made up of André van Niekerk (Chair), Chris Leavy and Mark Christensen. The CGNC is responsible for maintaining the system of rules, practices and processes by which the Company is directed and controlled. Its primary function is to assist the Board in fulfilling its oversight responsibilities by: (i) assessing the effectiveness of the Board as a whole as well as evaluating the contribution of individual members; (ii) assessing and improving the Company’s governance practices; (iii) proposing new nominees for appointment to the Board; and (iv) orienting new Directors.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year ended December 31,
	2025 ($)	2024 ($)
Audit fees(1)	401,998	633,638
Audit-related fees(2)	Nil	Nil
Tax fees(3)	66,693	4,173
All other fees(4)	29,639	Nil
Total fees	498,330	637,811

Notes:

(1)	“Audit fees” include aggregate fees billed by the Company’s external auditor in each of the last two fiscal years for audit fees. 2024 Audit fees include annual audits for both US GAAP and International Financial Reporting Standards (“IFRS”) prepared statements.
(2)	“Audit-related fees” include the aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s external auditor that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees” above. The services provided could include employee benefit audits, due diligence assistance, accounting consultations on proposed transactions, internal control reviews and audit or attestation services not required by legislation or regulation.
(3)	“Tax fees” include the aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s external auditor for tax compliance, tax advice and tax planning. Tax advice could include assistance with tax audits and appeals, tax advice related to mergers and acquisitions, and requests for rulings or technical advice from tax authorities. 2025 fees include charges related to the 2023, 2024, and 2025 tax years.
(4)	“All other fees” include the aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s external auditor, other than “Audit fees”, “Audit-related fees” and “Tax fees” above. 2025 fees relate to consent and comfort procedures performed over the prospectus related to the November 2025 Financing.

Pre-Approval Policies and Procedures

The ARMC evaluates the qualifications, independence and performance of the independent auditor as well as pre-approves and reviews the engagement and the provision of all audit and non-audit services to be performed by the independent auditor. In accordance with this policy, all services performed by and fees paid to MNP LLP were pre-approved by the ARMC.

Part IV

Item 15. exhibits and financial statement schedules

(a)	Documents filed as part of this Report.

(i)	Financial Statements The audited financial statements of NexMetals Mining Corp. as of December 31, 2025, and 2024 are appended to this Report beginning on page F-1.

(ii)	Financial Statement Schedules

Financial statement schedules have been omitted either because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or notes thereto.

(iii)	Exhibits

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Articles of Continuance of the Company as filed with the Ministry of Government and Consumer Services under the Business Corporations Act (Ontario) on July 29, 2022 (incorporated by reference to Exhibit 1.2 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023, filed with the SEC on May 15, 2023)
3.1.1	Certificate of Continuance issued by the Ministry of Government and Consumer Services under the Business Corporations Act (Ontario) on July 29, 2022 (incorporated by reference to Exhibit 1.1 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023, filed with the SEC on May 15, 2023)
3.1.2	Certificate of Amendment dated November 15, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 31, 2024)
3.1.3	Certificate of Amendment dated June 9, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 13, 2025)
3.2	By-Law No. 1 of the Company dated July 29, 2022 (incorporated by reference to Exhibit 1.3 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023, filed with the SEC on May 15, 2023)
4.1	Description of Securities (incorporated by reference to Exhibit 2.6 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023, filed with the SEC on May 15, 2023)
4.2	Warrant Indenture dated November 17, 2025, by and between the Company and Computershare Trust Company of Canada, as the warrant agent. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 17, 2025)
10.1	Asset Purchase Agreement dated September 28, 2021, between Trevor Glaum N.O., BCL Limited, PNRPL and PNRC (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023 filed with the SEC on May 15, 2023)
10.2	Amending Agreement dated January 19, 2022, between Trevor Glaum N.O., BCL Limited, PNRPL and certain guarantors (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023 filed with the SEC on May 15, 2023)
10.3	Agency agreement dated February 24, 2023 among the Company, Paradigm Capital Inc., as lead agent and sole bookrunner, together with Tamesis Partners LLP, Cormark Securities Inc., Echelon Wealth Partners Inc., Eight Capital, INFOR Financial Inc., and CIBC World Markets Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023 filed with the SEC on May 15, 2023)
10.4	Commitment letter dated June 12, 2023, between the Company, as borrower, and EdgePoint Investment Group Inc., as lender, in respect of a secured loan in the principal amount of C$15,000,000 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023)
10.5	Binding term sheet dated June 12, 2023, between the Company and EdgePoint Investment Group Inc., as portfolio manager on behalf of certain mutual funds managed by it, relating to the subscription of 14,772,000 units at a price of $1.10 per unit for aggregate proceeds to the Company of C$16,249,200 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023)
10.6	Agency agreement dated December 14, 2023, among the Company, Cormark Securities Inc. and BMO Nesbitt Burns Inc., as co-lead agents, together with Canaccord Genuity Corp., Fort Capital Securities Ltd., and Paradigm Capital Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023)
10.7	Second Amended and Restated Commitment Letter dated December 3, 2023, between the Company, as borrower, and EdgePoint Investment Group Inc., as lender, which increased the amount of loan under the Commitment Letter from C$15,000,000 to C$20,882,353 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023)
10.8	Binding term sheet dated June 4, 2024, among the Company, EdgePoint Investment Group Inc., as portfolio manager on behalf of certain mutual funds managed by it, and Extract Advisors LLC, on behalf of Extract Capital Master Fund and Extract Exploration Fund (Cayman) LP, providing for the subscription of 7,692,307 units of the Company by each of EdgePoint and Extract for aggregate gross proceeds of approximately C$12,000,000 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023)

10.09	Investor rights agreement dated June 14, 2024, between the Company and EdgePoint (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023)
10.10	Form of Warrant Certificate in respect of the June 2024 private placement (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023)
10.11	Form of Compensation Warrant Certificate in respect of the June 2024 private placement (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023)
10.12	Debt Settlement Agreement dated February 17, 2025 between Premium Resources Ltd. and Cymbria Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2025)
10.13	Form of Subscription Agreement dated March 18, 2025, used in connection with the private placement of Units by the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2025)
10.14	Amended and Restated Investor Rights Agreement dated March 18, 2025 between Premium Resources Ltd. and EdgePoint Investment Group Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2025)
10.15	Premium Resources Ltd. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2025)
10.16	Form of RSU Award Agreement under Premium Resources Ltd. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 9, 2025)
10.17	Form of DSU Award Agreement under Premium Resources Ltd. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 9, 2025)
10.18	Form of Option Award Agreement under Premium Resources Ltd. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 9, 2025)
10.19	Agency Agreement dated November 12, 2025, between the Company and SCP Resource Finance LP, as sole bookrunner, and Raymond James Ltd., as co-lead agents, together with Cormark Securities Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2025)
10.20†	Transition Agreement dated December 14, 2025, by and between the Company and Morgan Lekstrom (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2025)
10.21†	Consulting Services Agreement dated January 14, 2026, by and between the Company, Elkam Consulting Ltd. and Sean Whiteford (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2026)
10.22	Consulting Services Agreement dated February 9, 2026 between the Company and Morgan Lekstrom (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2026)
14.1*	Code of Business Conduct and Ethics of the Company
19*	Timely Disclosure, Confidentiality and Insider Trading Policy
21*	Subsidiaries of the Company
23.1*	Consent of Qualified Person in respect of the Selkirk TRS
23.2*	Consent of Qualified Person in respect of the Selebi TRS
23.3*	Consent of MNP LLP, independent registered accounting firm for the registrant
24.1*	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K)
31.1*	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer
32.1**	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
96.1	S-K 1300 Technical Report Summary Selebi Mines, Central District, Republic of Botswana, Premium Resources Ltd. with an effective date of June 30, 2024 and a signature date of December 17, 2024 prepared by SLR Consulting (Canada) Ltd. (incorporated by reference to exhibit 96.1 to the Company’s Current Report on Form 8-K filed December 23, 2024)
96.2	S-K 1300 Technical Report Summary, Selkirk Nickel Project, North East District, Republic of Botswana with an effective date of November 1, 2024 and a signature date of January 8, 2025 prepared by SLR Consulting (Canada) Ltd. (incorporated by reference to exhibit 96.1 to the Company’s Current Report on Form 8-K filed January 31, 2025)
97*	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS#	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH#	Inline XBRL Taxonomy Extension Schema
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase
104#	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL

*Filed herewith.

** Furnished herewith.

#Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

†Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 13, 2026	NEXMETALS MINING CORP. (Registrant)

	By:	/s/ Sean Whiteford
	Name:	Sean Whiteford
	Title:	Chief Executive Officer (principal executive officer)

	By:	/s/ Brett MacKay
	Name:	Brett MacKay
	Title:	Chief Financial Officer (principal financial and accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sean Whiteford and Brett MacKay, acting alone or together with another attorney-in-fact, as his true and lawful attorney-in-fact, with full power of substitution and re-substitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report, and to file the same, with exhibits thereto and other documents in connection with therewith, with the SEC, hereby ratifying and confirming all that said attorney-in-fact or his substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name and Signature	Title	Date
/s/ Sean Whiteford	Chief Executive Officer and Director (principal executive officer)	March 13, 2026
Sean Whiteford

/s/ Brett MacKay	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 13, 2026
Brett MacKay

/s/ Paul Martin	Director	March 13, 2026
Paul Martin

/s/ James Gowans	Director	March 13, 2026
James Gowans

/s/ Jason LeBlanc	Director	March 13, 2026
Jason LeBlanc

/s/ Mark Christensen	Director	March 13, 2026
Mark Christensen

/s/ Chris Leavy	Director	March 13, 2026
Chris Leavy

/s/ André van Niekerk	Director	March 13, 2026
André van Niekerk

/s/ Philipa Varris	Director	March 13, 2026
Philipa Varris

/s/ Warwick Morley-Jepson	Director	March 13, 2026
Warwick Morley-Jepson

-77-