Form 10-K/A
period 2025-12-31
NexMetals Mining Corp.
filed 2026-05-13
CIK 795800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 13, 2026, there were 35,512,606 Common Shares issued and outstanding.

NEXMETALS MINING CORP.

Annual Report on Form 10-K/A
For the year ended December 31, 2025

-i-

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K (the “Original Filing”) of NexMetals Mining Corp. (the “Company” or “NEXM”) for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2026.

The Company is filing this Amendment solely to:

●	add the signature of MNP LLP (the “Independent Registered Public Accounting Firm”) to its Report of Independent Registered Public Accounting Firm included in Item 8 of the Original Filing, which signature was inadvertently omitted in the Original Filing (notwithstanding the fact that the original Report of Independent Registered Public Accounting Firm was dated and signed by the Independent Registered Public Accounting Firm and received by the Company on March 13, 2026, prior to the filing of the Original Filing);
●	remove the consent of the Independent Registered Public Accounting Firm, which consent is not required as Item 601 of Regulation S-K only requires an auditor consent when an issuer incorporates the report of an auditor into a registration statement under the U.S. Securities Act of 1933, as amended, and the Company has no such registration statements at present;
●	include currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing of the Original Filing. As such, this Amendment only speaks as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC.

Part II

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

(iii)	Exhibits

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Articles of Continuance of the Company as filed with the Ministry of Government and Consumer Services under the Business Corporations Act (Ontario) on July 29, 2022 (incorporated by reference to Exhibit 1.2 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023, filed with the SEC on May 15, 2023)
3.1.1	Certificate of Continuance issued by the Ministry of Government and Consumer Services under the Business Corporations Act (Ontario) on July 29, 2022 (incorporated by reference to Exhibit 1.1 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023, filed with the SEC on May 15, 2023)
3.1.2	Certificate of Amendment dated November 15, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 31, 2024)
3.1.3	Certificate of Amendment dated June 9, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 13, 2025)
3.2	By-Law No. 1 of the Company dated July 29, 2022 (incorporated by reference to Exhibit 1.3 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023, filed with the SEC on May 15, 2023)
4.1	Description of Securities (incorporated by reference to Exhibit 2.6 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023, filed with the SEC on May 15, 2023)
4.2	Warrant Indenture dated November 17, 2025, by and between the Company and Computershare Trust Company of Canada, as the warrant agent. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 17, 2025)
10.1	Asset Purchase Agreement dated September 28, 2021, between Trevor Glaum N.O., BCL Limited, PNRPL and PNRC (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023 filed with the SEC on May 15, 2023)
10.2	Amending Agreement dated January 19, 2022, between Trevor Glaum N.O., BCL Limited, PNRPL and certain guarantors (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023 filed with the SEC on May 15, 2023)
10.3	Agency agreement dated February 24, 2023 among the Company, Paradigm Capital Inc., as lead agent and sole bookrunner, together with Tamesis Partners LLP, Cormark Securities Inc., Echelon Wealth Partners Inc., Eight Capital, INFOR Financial Inc., and CIBC World Markets Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2023 filed with the SEC on May 15, 2023)
10.4	Commitment letter dated June 12, 2023, between the Company, as borrower, and EdgePoint Investment Group Inc., as lender, in respect of a secured loan in the principal amount of C$15,000,000 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023)
10.5	Binding term sheet dated June 12, 2023, between the Company and EdgePoint Investment Group Inc., as portfolio manager on behalf of certain mutual funds managed by it, relating to the subscription of 14,772,000 units at a price of $1.10 per unit for aggregate proceeds to the Company of C$16,249,200 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023)
10.6	Agency agreement dated December 14, 2023, among the Company, Cormark Securities Inc. and BMO Nesbitt Burns Inc., as co-lead agents, together with Canaccord Genuity Corp., Fort Capital Securities Ltd., and Paradigm Capital Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023)
10.7	Second Amended and Restated Commitment Letter dated December 3, 2023, between the Company, as borrower, and EdgePoint Investment Group Inc., as lender, which increased the amount of loan under the Commitment Letter from C$15,000,000 to C$20,882,353 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023)
10.8	Binding term sheet dated June 4, 2024, among the Company, EdgePoint Investment Group Inc., as portfolio manager on behalf of certain mutual funds managed by it, and Extract Advisors LLC, on behalf of Extract Capital Master Fund and Extract Exploration Fund (Cayman) LP, providing for the subscription of 7,692,307 units of the Company by each of EdgePoint and Extract for aggregate gross proceeds of approximately C$12,000,000 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023)

10.09	Investor rights agreement dated June 14, 2024, between the Company and EdgePoint (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023)
10.10	Form of Warrant Certificate in respect of the June 2024 private placement (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023)
10.11	Form of Compensation Warrant Certificate in respect of the June 2024 private placement (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023)
10.12	Debt Settlement Agreement dated February 17, 2025 between Premium Resources Ltd. and Cymbria Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2025)
10.13	Form of Subscription Agreement dated March 18, 2025, used in connection with the private placement of Units by the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2025)
10.14	Amended and Restated Investor Rights Agreement dated March 18, 2025 between Premium Resources Ltd. and EdgePoint Investment Group Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2025)
10.15	Premium Resources Ltd. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2025)
10.16	Form of RSU Award Agreement under Premium Resources Ltd. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 9, 2025)
10.17	Form of DSU Award Agreement under Premium Resources Ltd. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 9, 2025)
10.18	Form of Option Award Agreement under Premium Resources Ltd. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 9, 2025)
10.19	Agency Agreement dated November 12, 2025, between the Company and SCP Resource Finance LP, as sole bookrunner, and Raymond James Ltd., as co-lead agents, together with Cormark Securities Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2025)
10.20†	Transition Agreement dated December 14, 2025, by and between the Company and Morgan Lekstrom (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2025)
10.21†	Consulting Services Agreement dated January 14, 2026, by and between the Company, Elkam Consulting Ltd. and Sean Whiteford (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2026)
10.22	Consulting Services Agreement dated February 9, 2026 between the Company and Morgan Lekstrom (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2026)
14.1	Code of Business Conduct and Ethics of the Company (incorporated by reference to Exhibit 14.1 to the Original Filing)
19	Timely Disclosure, Confidentiality and Insider Trading Policy (incorporated by reference to Exhibit 19 to the Original Filing)
21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Original Filing)
23.1	Consent of Qualified Person in respect of the Selkirk TRS (incorporated by reference to Exhibit 23.1 to the Original Filing)
23.2	Consent of Qualified Person in respect of the Selebi TRS (incorporated by reference to Exhibit 23.2 to the Original Filing)
24.1	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K) (incorporated by reference to Exhibit 24.1 to the Original Filing)
31.1*	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer
32.1**	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
96.1	S-K 1300 Technical Report Summary Selebi Mines, Central District, Republic of Botswana, Premium Resources Ltd. with an effective date of June 30, 2024 and a signature date of December 17, 2024 prepared by SLR Consulting (Canada) Ltd. (incorporated by reference to exhibit 96.1 to the Company’s Current Report on Form 8-K filed December 23, 2024)
96.2	S-K 1300 Technical Report Summary, Selkirk Nickel Project, North East District, Republic of Botswana with an effective date of November 1, 2024 and a signature date of January 8, 2025 prepared by SLR Consulting (Canada) Ltd. (incorporated by reference to exhibit 96.1 to the Company’s Current Report on Form 8-K filed January 31, 2025)
97	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Original Filing)
101.INS#	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH#	Inline XBRL Taxonomy Extension Schema
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase
104#	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL

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

Date: May 13, 2026	NEXMETALS MINING CORP. (Registrant)

	By:	/s/ Sean Whiteford
	Name:	Sean Whiteford
	Title:	Chief Executive Officer (principal executive officer)

	By:	/s/ Brett MacKay
	Name:	Brett MacKay
	Title:	Chief Financial Officer (principal financial and accounting officer)

-4-