Form 10-Q
period 2026-03-31
NexMetals Mining Corp.
filed 2026-05-13
CIK 795800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

1-866-794-6396

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

As of May 13, 2026, there were 35,648,164 Common Shares issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Unaudited Condensed Interim Consolidated Balance Sheets

(Expressed in Canadian dollars)

		As at
	Notes	March 31, 2026 $	December 31, 2025 $
ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	26,220,756	39,780,384
Prepaid expenses	4	3,266,925	1,039,206
Other receivables	5	979,501	5,655,947
TOTAL CURRENT ASSETS		30,467,182	46,475,537

NON-CURRENT ASSETS
Exploration and evaluation assets	6	41,404,363	42,730,629
Property, plant and equipment	7	9,216,705	9,312,414
TOTAL NON-CURRENT ASSETS		50,621,068	52,043,043
TOTAL ASSETS		81,088,250	98,518,580

LIABILITIES
CURRENT LIABILITIES
Trade payables and accrued liabilities	8	3,579,946	9,459,971
Vehicle financing – current		126,358	148,862
Mortgage payable – current	9	241,600	244,260
DSU liability – current	12(c)	-	104,720
TOTAL CURRENT LIABILITIES		3,947,904	9,957,813

NON-CURRENT LIABILITIES
Provision for leave and severance		1,374,923	1,365,850
Vehicle financing – non-current		106,717	137,361
Mortgage payable – non-current	9	993,014	1,089,094
NSR option liability	11	2,750,000	2,750,000
DSU liability – non-current	12(c)	214,882	268,672
TOTAL NON-CURRENT LIABILITIES		5,439,536	5,610,977
TOTAL LIABILITIES		9,387,440	15,568,790

SHAREHOLDERS’ EQUITY
Common Shares (no par value, unlimited Common Shares authorized) (issued and outstanding: March 31, 2026 – 35,623,164, December 31, 2025 – 35,502,754)	12	-	-
Preferred shares (no par value, 20,000,000 authorized) Series 1 Convertible Preferred Shares (no par value, 4,000,000 authorized) (issued and outstanding: March 31, 2026 – 118,186; December 31, 2025 – 118,186)	12	31,516	31,516
Additional paid-in capital		292,742,702	291,858,035
Deficit		(216,696,861)	(206,073,424)
Accumulated other comprehensive loss		(4,376,547)	(2,866,337)
TOTAL SHAREHOLDERS’ EQUITY		71,700,810	82,949,790
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		81,088,250	98,518,580
Nature of Operations and Going Concern (Note 1)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Unaudited Condensed Interim Consolidated Statements of Operations and Comprehensive Loss

(Expressed in Canadian dollars)

		Three months ended March 31,
		2026	2025
	Notes	$	$
EXPENSES
General exploration expenses	6	7,720,395	6,135,777
Depreciation and amortization	7	589,089	635,828
General and administrative expenses	17	1,978,411	1,660,382
Investor relations and communications		221,671	209,398
Director fees	13	126,134	-
Fair value movement of DSUs	12(c)	(99,619)	(10,824)
Net foreign exchange loss		237,210	251,425
LOSS FOR THE PERIOD BEFORE OTHER ITEMS		10,773,291	8,881,986

OTHER ITEMS
Interest income, net		(149,854)	(64,461)
Interest expense and accretion on Term Loan	10	-	428,371
Loss on Term Loan extinguishment	10	-	5,982,434
NET LOSS FOR THE PERIOD		10,623,437	15,228,330

OTHER COMPREHENSIVE LOSS (INCOME)
Exchange differences on translation of foreign operations		1,510,210	(479,748)

TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		12,133,647	14,748,582

Basic and diluted loss per share		0.30	1.36
Weighted average number of Common Shares outstanding – basic and diluted		35,519,587	11,177,591

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Unaudited Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in Canadian dollars)

	Notes	Number of shares	Preferred shares $	Additional paid-in capital $	Deficit $	Accumulated other comprehensive (loss) income $	Total shareholders’ equity (deficiency) $
BALANCE, DECEMBER 31, 2025		35,502,754	31,516	291,858,035	(206,073,424)	(2,866,337)	82,949,790
Net loss for the period		-	-	-	(10,623,437)	-	(10,623,437)
Exercise/settlement of share-based awards, net	12(c)	120,410	-	(15,389)	-	-	(15,389)
Share-based compensation	12(c)	-	-	900,056	-	-	900,056
Exchange differences on translation of foreign operations		-	-	-	-	(1,510,210)	(1,510,210)
BALANCE, MARCH 31, 2026		35,623,164	31,516	292,742,702	(216,696,861)	(4,376,547)	71,700,810

BALANCE, DECEMBER 31, 2024		9,285,424	31,516	145,025,333	(146,987,099)	(1,516,810)	(3,447,060)
Net loss for the period		-	-	-	(15,228,330)	-	(15,228,330)
Share capital issued through private placement		8,394,953	-	49,709,891	-	-	49,709,891
Share issue costs – private placement		-	-	(5,389,306)	-	-	(5,389,306)
Share capital issued through debt conversion		3,768,941	-	26,594,817	-	-	26,594,817
Share issue costs – debt conversion		-	-	(2,161,483)	-	-	(2,161,483)
Share-based compensation		-	-	1,027,581	-	-	1,027,581
Exchange differences on translation of foreign operations		-	-	-	-	479,748	479,748
BALANCE, MARCH 31, 2025		21,449,318	31,516	214,806,833	(162,215,429)	(1,037,062)	51,585,858

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Unaudited Condensed Interim Consolidated Statements of Cash Flows

(Expressed in Canadian dollars)

		Three months ended March 31,
	Notes	2026 $	2025 $
OPERATING ACTIVITIES
Net loss for the period		(10,623,437)	(15,228,330)
Adjustments to reconcile net loss to net cash used in operating activities:
DSU expense amortization		55,791	-
Fair value movement of DSUs	12(c)	(99,619)	(10,824)
Share-based compensation	12(c)	900,056	1,027,581
Depreciation and amortization	7	589,089	635,828
Provision for leave and severance		9,073	76,567
Interest and accretion, net		60,306	170,847
Loss on Term Loan extinguishment	10	-	5,982,434
Unrealized foreign exchange loss		363,419	-
Changes in non-cash working capital
Prepaid expenses and other receivables		2,421,399	282,670
Trade payables and accrued expenses		(5,880,024)	768,263
Net cash used in operating activities		(12,203,947)	(6,294,964)

INVESTING ACTIVITIES
Acquisition of property, plant and equipment	7	(768,496)	(50,033)
Net cash used in investing activities		(768,496)	(50,033)

FINANCING ACTIVITIES
Proceeds from issuance of units	12(a)	-	46,000,000
Share issue costs	10,12(a)	-	(397,250)
Taxes paid related to net settlement of RSUs and DSUs		(130,073)	-
Vehicle loan financing, net of payments		(51,226)	(34,518)
Mortgage payments	9	(84,898)	-
Net cash (used in)/provided by financing activities		(266,197)	45,568,232

Effect of exchange rate changes on cash and cash equivalents		(320,988)	137,671
Change in cash and cash equivalents for the period		(13,559,628)	39,360,906
Cash and cash equivalents at the beginning of the period		39,780,384	6,105,933
Cash and cash equivalents at the end of the period		26,220,756	45,466,839

Supplemental cash flow information
Non-cash financing activities:
Fair value of Common Shares issued for conversion of Term Loan		-	17,727,018
Fair value of Settlement Warrants issued for conversion of Term Loan		-	7,398,104
Fair value of Common Shares issued for finder’s fees and advisory services		-	5,179,586
Other cash flow information:
Income taxes paid		-	-
Interest paid		32,977	273,731

See Note 10 and 12(a) for non-cash Financing Activities.

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2026 and 2025

(Expressed in Canadian dollars)

1. NATURE OF OPERATIONS AND GOING CONCERN

a) Nature of Operations

NexMetals Mining Corp. and its wholly owned subsidiaries’ (collectively, the “Company” or “NEXM”) principal business activity is the exploration and evaluation of the Selebi and Selebi North copper-nickel-cobalt (“Cu-Ni-Co”) mines in Botswana and related infrastructure (together, the “Selebi Mines”), as well as the exploration and evaluation of the copper, nickel, cobalt, platinum-group elements (“Cu-Ni-Co-PGE”) Selkirk mine in Botswana, together with associated infrastructure and four surrounding prospecting licences (collectively, the “Selkirk Mine” and together with the Selebi Mines, the “Mines”).

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

These unaudited condensed interim consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. The ability of the Company to continue operations as a going concern is ultimately dependent upon achieving profitable operations and its ability to obtain adequate financing. The Company incurred a net loss of $10,623,437 for the three months ended March 31, 2026. To date, the Company has not generated profitable operations from its resource activities and will need to invest additional funds in carrying out its planned evaluation, development and operational activities.

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

Although the Company has been successful in its past fundraising activities, the Company will need further funding to support advancement of the Selebi Mines and the Selkirk Mine toward the development stage and there is no assurance as to the success of future fundraising efforts or as to the sufficiency of funds raised in the future.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2026 and 2025

(Expressed in Canadian dollars)

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(a) Statement of Compliance

These unaudited condensed interim consolidated financial statements reflect the accounts of the Company and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

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

The accompanying unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025. The interim period results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

(b) Basis of Preparation

These unaudited condensed interim consolidated financial statements have been prepared under the historical cost convention, modified by the revaluation of any financial assets and financial liabilities where applicable. The preparation of these unaudited condensed interim consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company as of March 31, 2026, and through the date of this Report filing.

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

The significant accounting policies used in the preparation of these unaudited condensed interim consolidated financial statements are consistent with those used in the preparation of the audited annual consolidated financial statements for the year ended December 31, 2025. There were no changes in significant accounting policies during the three months ended March 31, 2026.

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

For the three months ended March 31, 2026 and 2025

(Expressed in Canadian dollars)

Recently Issued Accounting Pronouncements and Disclosures Not Yet Adopted

(i) ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures and ASU 2025-01 (Subtopic 220-40): Clarifying the Effective Date

In November 2024, Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which will require entities to provide disaggregated disclosure of specified categories of expenses that are included on the face of the income statement, including: purchases of inventory, employee compensation, depreciation, amortization and depletion. In January 2025, FASB clarified the effective dates of this ASU, which becomes effective January 1, 2027. The Company is assessing the impact of this ASU, and upon adoption, may be required to include certain additional disclosures in the notes to its consolidated financial statements.

3. CASH AND CASH EQUIVALENTS

A summary of the Company’s cash and cash equivalents is detailed in the table below:

	March 31, 2026 $	December 31, 2025 $

Cash	25,933,256	39,492,884
Short-term deposits	287,500	287,500
Total cash and cash equivalents	26,220,756	39,780,384

4. PREPAID EXPENSES

As of March 31, 2026, prepaid expenses include $2,095,715 relating to drilling consumables for the Selebi Main surface drilling program (December 31, 2025 - $64,411). These amounts represent advance payments for consumables not yet received by the Company.

5. OTHER RECEIVABLES

A summary of the Company’s other receivables is detailed in the table below:

	March 31, 2026 $	December 31, 2025 $

HST on purchases	257,701	319,180
VAT on purchases	662,336	5,249,975
Other receivables	59,464	86,792
Total other receivables	979,501	5,655,947

VAT on purchases at December 31, 2025, includes a receivable in the amount of $4,813,564 (Note 8) arising from the second instalment payment in respect of the Selebi Mines and Selkirk Mine (Note 6), which the Company received on February 18, 2026.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2026 and 2025

(Expressed in Canadian dollars)

6. EXPLORATION AND EVALUATION ASSETS

The exploration and evaluation assets of the Company consist of the acquisition costs of mining assets located in Botswana:

	Botswana
	Selebi $	Selkirk $	Total $

Balance, December 31, 2024	8,528,478	318,343	8,846,821
Impairment loss – Phikwe South and Southeast Extension	(501,497)	-	(501,497)
Addition – Selebi APA Second Instalment	34,441,488	-	34,441,488
Foreign currency translation	(60,249)	4,066	(56,183)
Balance, December 31, 2025	42,408,220	322,409	42,730,629
Foreign currency translation	(1,316,259)	(10,007)	(1,326,266)
Balance, March 31, 2026	41,091,961	312,402	41,404,363

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

Pursuant to the Selebi APA, the aggregate purchase price payable to the seller for the Selebi Mines shall be the sum of $78,345,318 (US$56,750,000), which amount shall be paid in three instalments:

●	$2,086,830 (US$1,750,000) payable on the closing date. This payment has been made. The Company also made care and maintenance funding contributions in respect of the Selebi Mines from March 22, 2021, to the closing date of $6,164,688 (US$5,178,747).

●	$34,441,488 (US$25,000,000) payable upon the approval by the Botswana Ministry of Mineral Resources, Green Technology and Energy Security (“MMRGTES”) of the Company’s Section 42 and Section 43 applications (for the further extension of the mining license and amendment of mining programme, respectively) which are to be submitted along with a compliant economic study on or prior to December 31, 2026. The Company prepaid the non-refundable $34,441,488, securing unencumbered title to both Selebi and Selkirk mines.

●	$41,817,000 (US$30,000,000) payable on the earlier of completion of mine construction and production start-up (commissioning) by the Company, or December 1, 2029.

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

For the three months ended March 31, 2026 and 2025

(Expressed in Canadian dollars)

The Company also negotiated a separate asset purchase agreement (the “Selkirk APA”) with the liquidator of Tati Nickel Mining Company (“TNMC”) in January 2022 to acquire the Selkirk deposit and related infrastructure formerly operated by TNMC. The transaction closed in August 2022.

The Selkirk APA does not provide for a purchase price or initial payment for the purchase of the assets. The acquisition cost of the Selkirk Mine of $327,109 (US$244,954) was the care and maintenance funding contribution from April 1, 2021, to the closing date of the Selkirk APA. The Selkirk APA provides that if the Company elects to develop the Selkirk Mine first, the payment of the second Selebi instalment of $34,441,488 (US$25,000,000) would be upon the approval by the MMRGTES of the Company’s Section 42 and Section 43 applications (for the further extension of the Selkirk mining licence and amendment of the Selkirk mining program, respectively). The Company prepaid the non-refundable second instalment. For the third Selebi instalment of $41,817,000 (US$30,000,000), if the Selkirk Mine were to be commissioned earlier than the Selebi Mines, the payment would trigger on the Selkirk Mine’s commission date. The Selkirk APA provides for a three-year study phase originally expiring August 17, 2025, which has been extended for one year to August 17, 2026.

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

In August 2023, the Company entered into a binding commitment letter with the liquidator of BCL to acquire a 100% interest in two additional deposits (“Phikwe South” and the “Southeast Extension”) located adjacent to and immediately north of the Selebi North shaft. The agreement has since lapsed and in August 2025, the Company informed the liquidator of BCL that it would no longer be pursuing the acquisition of the Phikwe South and the Southeast Extension deposits. As a result, the Company recorded an impairment loss of $501,497 during the year ended December 31, 2025, related to care and maintenance costs during the evaluation period of the properties in 2023, which had been previously capitalized as part of the Selebi Mines acquisition cost.

Both the Selebi Mines and Selkirk Mine are subject to a royalty payable to the Botswana Government of 5% of all precious metals sales and 3% of all base metals sales.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2026 and 2025

(Expressed in Canadian dollars)

General Exploration Expenses

Details of the general exploration expenses by nature are presented as follows:

	Three months ended March 31, 2026				Three months ended March 31, 2025
	Selebi $	Selkirk $	Other $	Total $	Selebi $	Selkirk $	Other $	Total $
Drilling	1,720,192	-	-	1,720,192	684,092	-	-	684,092
Electricity	1,016,525	3,787	-	1,020,312	863,913	4,356	-	868,269
Site operations, administration, & overhead	895,405	73,501	18,165	987,071	931,327	42,263	39,656	1,013,246
Engineering & technical studies	769,869	52,256	-	822,125	842,773	11,679	-	854,452
Infrastructure & equipment maintenance	768,875	-	-	768,875	710,929	-	-	710,929
Geology	281,552	428,965	-	710,517	567,974	26,535	-	594,509
Mine development	560,032	-	-	560,032	668,619	-	-	668,619
Freight, tools, supplies, & other consumables	515,192	2,209	-	517,401	130,195	10,964	-	141,159
Geophysics	253,560	8,406	-	261,966	226,810	-	-	226,810
Health & safety	100,181	640	-	100,821	93,584	-	-	93,584
Environmental, social & governance	85,939	-	-	85,939	74,408	-	-	74,408
Share-based compensation	148,630	16,514	-	165,144	199,529	6,171	-	205,700
Total	7,115,952	586,278	18,165	7,720,395	5,994,153	101,968	39,656	6,135,777

7. PROPERTY, PLANT AND EQUIPMENT

The tables below set out costs and accumulated depreciation and amortization as at March 31, 2026, and December 31, 2025:

Cost	Land and Buildings $	Equipment(1) $	Furniture & Fixtures $	Vehicles $	Computer & Software $	Total $
Balance – December 31, 2024	3,068,950	6,583,695	225,877	521,222	609,267	11,009,011
Additions	-	2,461,636	2,826	276,385	45,851	2,786,698
Foreign currency translation	39,191	30,335	2,234	7,485	8,275	87,520
Balance – December 31, 2025	3,108,141	9,075,666	230,937	805,092	663,393	13,883,229
Additions	-	768,496	-	-	-	768,496
Foreign currency translation	(96,470)	(262,018)	(5,546)	(24,989)	(20,590)	(409,613)
Balance – March 31, 2026	3,011,671	9,582,144	225,391	780,103	642,803	14,242,112

Accumulated Depreciation and Amortization	Land and Buildings	Equipment	Furniture & Fixtures	Vehicles	Computer & Software	Total
Balance – December 31, 2024	283,400	1,644,614	34,579	224,352	333,661	2,520,606
Depreciation during the period	100,514	1,494,323	28,066	166,145	279,773	2,068,821
Foreign currency translation	4,703	(35,881)	631	4,657	7,278	(18,612)
Balance – December 31, 2025	388,617	3,103,056	63,276	395,154	620,712	4,570,815
Depreciation during the period	28,434	502,165	5,701	46,277	6,512	589,089
Foreign currency translation	(12,482)	(88,000)	(1,705)	(12,948)	(19,362)	(134,497)
Balance – March 31, 2026	404,569	3,517,221	67,272	428,483	607,862	5,025,407

Carrying Value	Land and Buildings	Equipment(1)	Furniture & Fixtures	Vehicles	Computer & Software	Total
Balance – December 31, 2025	2,719,524	5,972,610	167,661	409,938	42,681	9,312,414
Balance – March 31, 2026	2,607,102	6,064,923	158,119	351,620	34,941	9,216,705

Notes:

(1)	Included within Equipment is $609,398 related to a second Marcotte deep drill and $47,034 related to critical spares which were in transit to site at March 31, 2026. These items are currently non-depreciable. The drill and critical spares arrived at site on April 28, 2026.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2026 and 2025

(Expressed in Canadian dollars)

8. TRADE PAYABLES AND ACCRUED LIABILITIES

A summary of trade payables and accrued liabilities is detailed in the table below:

	March 31, 2026 $	December 31, 2025 $

Amounts due to related parties (Note 13)	-	540,443
Trade payables	1,923,981	7,147,173
Accrued liabilities	960,587	751,511
Severance payable	695,378	1,020,844
Total	3,579,946	9,459,971

Amounts due to related parties at December 31, 2025, includes severance payable of $500,000 to the Company’s former Chief Executive Officer in accordance with the succession plan announced on December 15, 2025, which was paid upon his departure in January 2026.

Trade payables at December 31, 2025, include $4,813,564 (Note 5) of VAT due to the BCL liquidator arising from the second instalment payment in respect of the Selebi Mines and Selkirk Mine (Note 6).

Severance payable at March 31, 2026, includes amounts due to the Company’s former Chief Executive Officer and Chief Financial Officer who departed the Company in December 2024 and July 2025, respectively, of which $48,697 is payable in equal monthly instalments until December 31, 2026, and $59,792 is payable in equal monthly instalments until July 31, 2026.

9. MORTGAGE PAYABLE

In August 2025, the Company’s indirectly wholly owned Botswanan subsidiary, Premium Nickel Resources Proprietary Limited (“PNRPL”), entered into a mortgage in respect of the Company’s previously acquired Syringa Lodge located near the Selebi Mines. The Company acquired the Syringa Lodge to house non-local personnel and consultants when visiting the Selebi Mines and for additional office space.

The remaining principal amount of the mortgage is $1,234,614 (BWP 12,358,504), is denominated in Botswanan pula, bears interest at Absa Prime Lending Rate (6.76% at March 31, 2026) plus 1.5% per annum, is repayable in fifty three (53) remaining equal monthly blended instalments of principal and interest with a maturity date of August 20, 2030, and is secured by the Syringa Lodge. There is no fee for prepayment, and the mortgage is subject to a cash flow to debt service covenant which takes into consideration parent company capital contributions and is to be assessed based on each calendar year. The Company was in compliance with this covenant as of December 31, 2025.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2026 and 2025.

(Expressed in Canadian dollars)

10. TERM LOAN

The Company had a three-year term loan (the “Term Loan”) with Cymbria Corporation (“Cymbria”), the lender and an affiliate of the Company’s largest shareholder, EdgePoint Investment Group Inc. (“EdgePoint”), in the amount of $20,882,353 which bore interest at a rate of 10% per annum and was to mature on June 28, 2026.

On March 18, 2025, the Company closed a financing transaction (the “March 2025 Financing”) which included a non-brokered private placement (Note 12(a)) and the conversion of the Term Loan to equity (the “Debt Conversion”).

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

The fair value of the Common Shares issued as part of the Settlement Units was estimated at $17,727,018 and was determined by applying an implied discount of 37.9% per Common Share for lack of marketability to the market observed price on the date of issuance. The fair value of the Settlement Warrants was estimated at $7,398,104 using a Monte Carlo model. The $5,982,434 difference between the fair value of the Settlement Units issued of $25,125,122 and the carrying amount of the Term Loan of $19,142,687 was recognized as a loss in the three months ended March 31, 2025.

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

All securities issued as part of the Debt Conversion were subject to a hold period, which expired July 19, 2025, with the exception of the Common Shares issued to Fiore and Bowering which had a hold period which expired March 18, 2026.

The following is a continuity of the Term Loan:

$
Term Loan balance, December 31, 2024	18,983,212
Accrued interest	268,896
Accretion of warrant value and transaction costs	159,475
Interest paid	(268,896)
Debt Conversion	(19,142,687)
Term Loan balance, December 31, 2025	-

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2026 and 2025

(Expressed in Canadian dollars)

11. NSR OPTION

In 2023, Cymbria paid an aggregate of $2,750,000 (“Option Payment”) to two subsidiaries of NEXM to acquire a right to participate with such subsidiaries in the exercise of certain contractual rights. The Option Payment was allocated to PNRPL and PNGPL (defined below) for $2,500,000 and $250,000, respectively.

As the NSR options are exercisable entirely at the discretion of Cymbria and the underlying projects are in the exploration stage, the fair value of the call and put on the options as at March 31, 2026, and December 31, 2025, is $nil. The Option Payment received in cash was recorded as a non-current liability.

NEXM’s indirect wholly owned subsidiary, PNRPL, acquired the Selebi Mines in January 2022 out of liquidation. Pursuant to the acquisition agreement, the liquidator retained a 2% net smelter returns royalty on the Selebi Mines. PNRPL has a contractual right to repurchase one half of the Selebi NSR at a future time on payment by PNRPL to the liquidator of $27,878,000 (US$20,000,000).

NEXM’s indirect wholly owned subsidiary, Premium Nickel Group Proprietary Limited (“PNGPL”), acquired the Selkirk Mine in August 2022 out of liquidation. Pursuant to the acquisition agreement, the liquidator retained a 1% net smelter returns royalty on the Selkirk Mine. PNGPL has a contractual right to repurchase the entirety of the Selkirk NSR at a future time on payment by PNGPL to the liquidator of $2,787,800 (US$2,000,000).

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

Under the NSR option purchase agreements, Cymbria could acquire a 0.5% net smelter returns royalty on the Selebi Mines and Selkirk Mine upon payment of $11,294,075 (US$8,102,500) and $1,129,407 (US$810,250), respectively.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2026 and 2025

(Expressed in Canadian dollars)

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

a) Common Shares Issued and Outstanding

Three months ended March 31, 2026

During the three months ended March 31, 2026, 110,558 Common Shares were issued for the vesting and net settlement of restricted share units (“RSUs”), and 9,852 Common Shares were used for the vesting and net settlement of deferred share units (“DSUs”).

As at March 31, 2026, the Company had 35,623,164 Common Shares issued and outstanding (December 31, 2025 – 35,502,754).

Year ended December 31, 2025

During the year ended December 31, 2025, 2,124 Common Shares were issued for the net exercise of 12,000 options to purchase Common Shares (“Options”), and 16,212 Common Shares were issued for the vesting and settlement of RSUs.

November 2025 Financing

On November 17, 2025, the Company closed a brokered public offering in Canada (the “November 2025 Financing”) which consisted of issuing 14,035,100 units (each, a “November 2025 Unit”) of the Company at a price of $5.70 per unit for aggregate proceeds of $80,000,070. Each November 2025 Unit consisted of one Common share of the Company and one Common Share purchase warrant of the Company (each a “November 2025 Warrant”). Each November 2025 Warrant entitles the holder to acquire one additional Common Share at a price of $8.00 per share until November 17, 2027.

In connection with the November 2025 Financing, the agents received a total cash fee of $4,512,017 equal to 6.0% of the gross proceeds and a reduced cash fee equal to 2.0% for sales to certain individuals. The Company also incurred various legal, listing and financing fees payable in cash totalling $821,864.

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

For the three months ended March 31, 2026 and 2025

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

All securities issued as part of the Private Placement were subject to a hold period which expired July 19, 2025, with the exception of the Common Shares issued to Fiore and Bowering which had a hold period which expired March 18, 2026.

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

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2026 and 2025

(Expressed in Canadian dollars)

b) Warrants

The following summarizes Common Share purchase warrant activity:

	Three months ended		Year ended
	March 31, 2026		December 31, 2025
	Number Outstanding	Weighted Average Exercise Price $	Number Outstanding	Weighted Average Exercise Price $
Outstanding, beginning of the year	23,464,096	9.84	2,126,342	23.02
Issued	-	-	21,348,826	8.54
Expired	-	-	(11,072)	35.00
Outstanding, end of the period	23,464,096	9.84	23,464,096	9.84

At March 31, 2026, the Company had outstanding Common Share purchase warrants exercisable to acquire Common Shares as follows:

Warrants Outstanding	Warrants Exercisable	Expiry Date	Exercise Price $	Intrinsic Value $
301,200	301,200	June 28, 2026	28.75	-
1,012,981	1,012,981	June 14, 2029	22.00	-
801,089	801,089	June 21, 2029	22.00	-
3,833,334	3,833,334	March 18, 2028	11.00	-
3,480,392	3,480,392	March 18, 2028	8.00	-
14,035,100	14,035,100	November 17, 2027	8.00	-
23,464,096	23,464,096			-

c) Omnibus Plan

The Company has a long-term omnibus incentive plan (the “Omnibus Plan”) which provides for the award of RSUs, DSUs and Options (RSUs, DSUs, and Options collectively referred to herein as “Awards”) to directors, officers, employees and consultants upon approval by the board of directors of the Company (the “Board of Directors” or the “Board”). The maximum aggregate number of Common Shares issuable in respect of all past and future Awards granted or issued, at any point, shall not exceed 10% of the total number of issued and outstanding Common Shares on a non-diluted basis at such point in time, subject to certain participation limits on grants. No Award granted or issued under the Omnibus Plan, other than Options, may vest before the date that is one year following the date it is granted or issued.

Options

An Option is an Award that gives a participant the right to purchase one Common Share at a specified price. The exercise price of each Option shall not be less than the discounted market price on the grant date and as approved by the Board of Directors of the Company. The Options can be granted for a maximum term of ten years.

The following summarizes the Option activity:

	Three months ended		Year ended
	March 31, 2026		December 31, 2025
	Number Outstanding	Weighted Average Exercise Price $	Number Outstanding	Weighted Average Exercise Price $
Outstanding, beginning of the year	1,012,740	21.51	779,343	25.60
Granted	50,000	8.00	299,000	9.99
Exercised	-	-	(12,000)	9.00
Expired / Cancelled	(186,569)	11.08	(53,603)	19.58
Outstanding, end of the period	876,171	22.96	1,012,740	21.51

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2026 and 2025

(Expressed in Canadian dollars)

No Options were exercised for the three months ended March 31, 2026. The total intrinsic value of Options exercised for the year ended December 31, 2025, was $30,996.

During the three months ended March 31, 2026, the Company granted an aggregate of 50,000 Options to consultants. The Options have a term of 2 years, vested immediately on the date of grant and have a weighted average exercise price of $8.00 per Common Share.

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

	Three months ended	Year ended
	March 31, 2026	December 31, 2025
Share price	5.37	8.20 – 8.70
Strike price	8.00	9.80 – 10.00
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%
Expected share price volatility range	77.39%	76.3-78.6%
Weighted average expected share price volatility	77.39%	77.5%
Risk free interest rate	2.56%	2.54%-2.70%
Expected life of Options	2 years	2.5-3.5 years

For the three months ended March 31, 2026, a total of $252,699 (three months ended March 31, 2025 - $879,513) was recorded as share-based compensation expense and credited to additional paid-in capital related to Options.

Details of Options outstanding as at March 31, 2026, are as follows:

Options Outstanding	Options Exercisable	Expiry Date	Exercise Price $	Intrinsic Value $
55,335	55,335	September 29, 2026	18.20	-
49,940	49,940	October 25, 2026	40.00	-
97,499	97,499	January 20, 2027	48.00	-
160,830	108,887	August 8, 2028	35.00	-
148,567	100,433	August 14, 2029	22.00	-
15,000	12,917	December 4, 2029	9.80	-
287,500	287,500	March 18, 2030	10.00	-
11,500	8,500	April 24, 2030	9.80	-
50,000	50,000	February 1, 2028	8.00	-
876,171	771,011			-

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2026 and 2025

(Expressed in Canadian dollars)

RSUs

An RSU is an Award that, upon settlement, entitles the recipient participant to receive one Common Share. The number, terms, and vesting conditions of RSUs awarded will be determined by the Board of Directors from time to time. The Company uses the fair value method of accounting for the recording of RSU grants, and the fair value of the RSUs is determined based on the closing price of the Company’s Common Shares on the grant date.

During the three months ended March 31, 2026, the Company granted an aggregate of 134,300 RSUs to employees, directors, officers and consultants with 47,800 vesting in full on the first anniversary of the date of grant, and the remaining 86,500 vesting in equal instalments on the second and third anniversary of the grant date.

The following is a continuity of the RSUs which are fixed and are not subject to vesting conditions other than service:

	Three months ended		Year ended
	March 31, 2026		December 31, 2025
	Number Outstanding	Weighted Average Grant-Date Fair Value Per Award $	Number Outstanding	Weighted Average Grant-Date Fair Value Per Award $
Outstanding, beginning of the year	524,592	7.51	50,000	12.00
Granted	134,300	5.37	491,262	7.20
Vested / Settled	(133,750)	8.13	(16,670)	12.00
Expired / Cancelled	(12,502)	4.91	-	-
Outstanding, end of the period	512,640	5.67	524,592	7.51

For the three months ended March 31, 2026, a total of $647,357 (three month ended March 31, 2025 – $148,068) was recorded as share-based compensation expense and credited to additional paid-in capital related to RSUs. The total intrinsic value of RSUs redeemed during the three months ended March 31, 2026, was $422,650 and intrinsic value of shares withheld for taxes was $75,374 (three months ended March 31, 2025 – $nil and $nil, respectively).

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

The following is a continuity of the DSUs:

	Number of Awards	Price(1) $
DSUs outstanding at December 31, 2024	108,236	8.70
Granted	46,600	4.91
Redeemed	(39,749)	7.49
Cancelled	(4,699)	4.90
DSUs outstanding at December 31, 2025	110,388	5.37
Redeemed	(19,501)	5.88
DSUs outstanding at March 31, 2026	90,887	3.50

Note:

(1)	For DSUs granted/cancelled and outstanding, price represents the closing price of the Company’s Common Shares on the grant date/cancellation date and balance sheet date, respectively. For DSUs redeemed, price represents the volume weighted average price on the TSXV for the last five trading days immediately preceding the redemption date.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2026 and 2025

(Expressed in Canadian dollars)

During the three months ended March 31, 2026, the Company did not grant DSUs to Directors. During the three months ended March 31, 2026, the Company recorded a fair value adjustment gain of $99,619 on the outstanding DSUs (three months ended March 31, 2025 – gain of $10,824). During the three months ended March 31, 2026, the DSU compensation, net of fair value adjustments was a net gain of $43,828 (three months ended March 31, 2025 - net gain of $10,824). The total intrinsic value of DSUs redeemed during the three months ended March 31, 2026, was $114,683 and intrinsic value of shares withheld for taxes was $54,699 (March 31, 2025 –$nil and $nil, respectively).

The DSUs are classified as a derivative financial liability measured at fair value, with changes in fair value recorded in profit or loss. The fair value of the DSUs was determined based on the closing price of the Company’s Common Shares on the respective balance sheet date. As at March 31, 2026, the Company reassessed the fair value of the DSUs at $214,882 and recorded the amount as a DSU liability (December 31, 2025 - $373,392).

13. RELATED PARTY TRANSACTIONS

The following amounts due to related parties are included in trade payables and accrued liabilities (Note 8).

	March 31, 2026 $	December 31, 2025 $

Directors and officers of the Company	-	540,443
Total	-	540,443

Amounts due to related parties at December 31, 2025, include severance payable of $500,000 due to the Company’s former Chief Executive Officer in accordance with the succession plan announced on December 15, 2025, which was paid upon his departure in January 2026.

Key management personnel are defined as members of the Board of Directors and certain senior management.

Key management compensation was related to the following:

	Three months ended March 31,
	2026 $	2025 $
Salaries and management fees	205,311	196,104
Site operations and administration	205,010	426,914
Director fees, net of DSU fair value movements	26,515	(10,824)
Share-based compensation	304,445	328,536
Total compensation	741,281	940,730

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2026 and 2025

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

The carrying value of cash and cash equivalents, trade payables, accrued liabilities, vehicle financing and mortgage payable approximate their fair value due to their short-term nature or are at market rates. A summary of the carrying value and fair value of other financial instruments were as follows:

		March 31, 2026		December 31, 2025
	Classification	Carrying Value $	Fair Value $	Carrying Value $	Fair Value $
DSU liability(1)	Level 1	214,882	214,882	373,392	373,392
NSR option liability(2)	Level 3	2,750,000	2,750,000	2,750,000	2,750,000

Notes:

(1)	For DSU liability, the fair value of the DSUs is measured using the closing price of the Company’s Common Shares at the end of each reporting period.

(2)	The fair value of the NSR options is determined using a valuation model that incorporates such factors as discounted cash flow projections, metal price volatility, and risk-free interest rate. As the NSR options are exercisable entirely at the discretion of Cymbria and the underlying projects are in the exploration stage, the fair value of the call and put on the options as at March 31, 2026, and December 31, 2025, is $nil. The Option Payment of $2,750,000 was recorded as a non-current liability.

The following represents a summary of the Company’s future debt maturities based on the principal amounts outstanding for vehicle financing and mortgage payable at March 31, 2026:

2026 $	2027 $	2028 $	2029 $	2030 $	Total $
279,300	349,992	319,127	302,977	216,293	1,467,689

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2026 and 2025

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

The Company operates in one reportable operating segment being that of the acquisition, exploration and evaluation of mineral properties in three geographic segments, being Botswana, Barbados and Canada. The Company’s geographic segments are as follows:

	March 31, 2026 $	December 31, 2025 $
Current assets
Canada	24,178,976	33,301,948
Barbados	149,134	167,178
Botswana	6,139,072	13,006,411
Total	30,467,182	46,475,537

Exploration and evaluation assets
Botswana	41,404,363	42,730,629
Property, plant and equipment
Botswana	9,216,705	9,312,414

16. CONTINGENT LIABILITIES

There are no environmental liabilities associated with the Mines as at the acquisition dates as all liabilities incurred prior to the acquisitions are the responsibility of the sellers, BCL and TNMC. The Company has an obligation for the rehabilitation costs arising subsequent to the acquisitions. As of March 31, 2026, there were no material rehabilitation costs for which the Company expects to incur, and management is not aware of or anticipating any contingent liabilities that could impact the financial position or performance of the Company related to its exploration and evaluation assets.

17. GENERAL AND ADMINISTRATIVE EXPENSES

Details of the general and administrative expenses are presented in the following table:

	Three months ended March 31,
	2026 $	2025 $
Advisory and consultancy	67,995	11,489
Filing fees	75,017	32,995
General office expenses	135,827	32,015
Insurance	176,725	76,478
Professional fees	341,609	265,513
Salaries and management fees	446,326	420,011
Share-based compensation	734,912	821,881
Total	1,978,411	1,660,382

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

All mineral estimates constituting mining operations that are material to our business or financial condition included in this Quarterly Report on Form 10-Q (this “Report”), and in the documents incorporated by reference herein, have been prepared in accordance with S-K 1300 and are supported by initial assessments prepared in accordance with the requirements of S-K 1300. S-K 1300 provides for the disclosure of: (i) “Inferred Mineral Resources”, which investors should understand have the lowest level of geological confidence of all mineral resources and thus may not be considered when assessing the economic viability of a mining project and may not be converted to a Mineral Reserve; (ii) “Indicated Mineral Resources,” which investors should understand have a lower level of confidence than that of a “Measured Mineral Resource” and thus may be converted only to a “Probable Mineral Reserve”; and (iii) “Measured Mineral Resources,” which investors should understand have sufficient geological certainty to be converted to a “Proven Mineral Reserve” or to a “Probable Mineral Reserve”. Investors are cautioned not to assume that all or any part of Measured Mineral Resources or Indicated Mineral Resources will ever be converted into Mineral Reserves as defined by S-K 1300. Investors are cautioned not to assume that all or any part of an Inferred Mineral Resource exists or is economically or legally mineable, or that an Inferred Mineral Resource will ever be upgraded to a higher category.

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

Cautionary Note Regarding Forward-Looking Statements

This Report for NexMetals Mining Corp. contains “forward-looking information” and “forward-looking statements” within the meaning of applicable Canadian and U.S. securities laws. Forward-looking information and forward-looking statements in this Report include, but are not limited to, those relating to: the estimated timing and anticipated costs for the Company’s exploration and development activities at the Selebi Mines and Selkirk Mine for the period to September 30, 2026, including surface drilling programmes, capital expenditures, metallurgical and economic study work, and operating costs; the Company’s expected reporting on drill results; the Company’s anticipation of expansion of the Mineral Resource at the Selebi Mines through resource expansion drilling and underground development, and to complete updated Mineral Resource Estimates in the third quarter of 2026 and a Preliminary Economic Assessment in the second half of 2026; the Company’s intended metallurgical flowsheet and processing pathway, including the expectation that an on-site smelter or hydrometallurgical facility may not be required and that the Company intends to construct a new concentrator facility at the Selebi Mines; the Company’s plans to advance an updated MRE and metallurgical test work at the Selkirk Mine; the expectation that separate copper and nickel concentrates will be a viable alternative to bulk concentrate production; the expectation that negative operating cash flows will continue and that additional financing will be required to continue development of the Company’s material projects; the expectation that the proceeds from the November 2025 Financing will be sufficient to fund planned activities, including the completion of a PEA study for the Selebi Mines, and cover administrative costs into the fourth quarter of 2026; and the Company’s belief that it is well positioned in 2026 to accelerate resource growth and advance both projects toward future economic assessments. In some cases, you can identify forward-looking information by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances contain forward-looking information. Statements containing forward-looking information are not historical facts but instead represent management’s expectations, estimates and projections regarding future events or circumstances.

Forward-looking statements and forward-looking information are not guarantees of future performance and are based upon a number of estimates and assumptions of management at the date the statements are made. Such factors and assumptions may include, but are not limited to: the existing Selebi Mines MRE and the Selkirk MRE, and the assumptions regarding tonnages, grades, recoveries, and metal prices underlying those estimates, remain valid and reliable for purposes of the Company’s exploration planning; that approximately 30,000 metres of drilling at Selebi Main will generate sufficient geological data to support an updated MRE; the Company will be able to generate clean, high-grade separate copper and nickel concentrates from the Mines that meet industry-standard smelter acceptance criteria; the proceeds from the November 2025 Financing will be sufficient to fund planned activities, including the completion of a PEA study for the Selebi Mines, and cover administrative costs into the fourth quarter of 2026; the Company will be able to raise additional financing on acceptable terms to continue development beyond the current funding horizon; the Company’s interpretation of what constitutes a “compliant economic study” under the Botswana Mines and Minerals Act will be accepted by regulators; Section 42 and Section 43 applications will be submitted by December 31 2026; the Selkirk APA study phase (as extended to August 17, 2026) will be complied with, and the Company’s mining licences will remain in good standing; there will be no material changes to the Company’s current operational plans, workforce, contractor arrangements, or input costs (including fuel, power, and labour costs in Botswana); metal prices, exchange rates, and economic conditions will remain consistent with those prevailing at the date of this Report or, in the case of long-term price assumptions used in CuEq calculations, as disclosed herein.

Forward-looking statements and forward-looking information involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include, without limitation, the following risk factors, which should be read in conjunction with the risks and uncertainties described in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, in addition to the other information included in this Quarterly Report: drilling results may not confirm the anticipated continuity, grade, or thickness of mineralization; Mineral Resource Estimates may require material downward revision; operational risks (including equipment failures, contractor underperformance, weather, and supply chain disruptions) could delay programmes and increase costs; the Company may be unable to establish Mineral Reserves; the Selebi Mines Preliminary Economic Assessment may not demonstrate economic viability given the preliminary nature of the estimates and the significant expenses required to develop the Selebi Mines; metallurgical recoveries achieved in laboratory testing may not be reproducible at commercial scale; concentrates may not meet smelter acceptance criteria at larger production volumes; further economic evaluation may demonstrate that a hydrometallurgical facility or smelter is in fact required, materially increasing capital requirements; construction of a new processing facility may be subject to permitting delays, cost overruns, or infrastructure limitations; additional financing may not be available or may not be available on favourable terms; unfavourable economic conditions or investor sentiment may impair the Company’s ability to obtain financing; changes to the operational plan may require expenditures in excess of current working capital, shortening the anticipated funding horizon; the Company’s interpretation of a “compliant economic study” under the Botswana Mines and Minerals Act may not be accepted by regulators; the Company may be unable to obtain or retain necessary permits and licences; the Selkirk APA study phase extension may not be further extended; changes to taxation or environmental laws could increase costs or preclude economic development; the Company is exposed to political, economic, and currency risks inherent in operating in Botswana; metal prices and exchange rates may differ materially from those assumed, which could render the Company’s projects uneconomical and cause actual costs and economics to differ materially from those projected; and the other risk factors stated in the Company’s other public filings available on SEDAR+ at www.sedarplus.ca and on EDGAR at www.sec.gov. Readers are cautioned that this list of risk factors should not be construed as exhaustive.

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

Except as required by law, we assume no obligation to update these forward-looking statements and forward-looking information publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless otherwise indicated, all references to “$”, “C$” and “dollars” in this Report refer to Canadian dollars, references to “US$” in this Report refer to United States dollars and references to “BWP” in this Report refer to Botswanan pula. On March 31, 2026, the daily exchange rate: (i) for one United States dollar expressed in Canadian dollars was US$1.00 = C$1.3939 (or C$1.00 = US$0.7174); (ii) for one Botswanan pula expressed in Canadian dollars was BWP 1.00 = C$0.0999 (or C$1.00 = BWP 10.01); and (iii) for one Botswanan pula expressed in United States dollars was BWP 1.00 = US$0.0745 (or US$1.00 = BWP 13.42). “This quarter” or “the quarter” means the first quarter (“Q1”) of 2026.

Introduction

The following management’s discussion and analysis (this “MD&A”) of our financial condition and results of operation should be read in conjunction with the unaudited condensed interim consolidated financial statements of the Company and accompanying notes thereto for the quarters ended March 31, 2026, and 2025, (the “Quarterly Financial Statements”) appearing elsewhere in this Report. This discussion and analysis below includes forward-looking statements within the meaning of applicable securities laws that are subject to risks, uncertainties and other factors described in the “Risk Factors” section in Part II, Item 1A and elsewhere in this Report that could cause actual results to differ materially from those anticipated in these forward-looking statements as a result of various factors. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. We caution you to read the “Cautionary Note Regarding Forward-Looking Statements” section of this Report.

This MD&A is intended to assist the reader to assess material changes in the financial condition of the Company during the quarter ended March 31, 2026, and the results of operations of the Company for the three-month periods ended March 31, 2026, and March 31, 2025. The Quarterly Financial Statements and the financial information contained in this MD&A were prepared in accordance with US GAAP and pursuant to the rules and regulations of the SEC.

In this MD&A, unless the context otherwise requires, references to “we”, “our”, “us”, “the Company” or “NEXM” refer to NexMetals Mining Corp. and its consolidated subsidiaries. All monetary amounts in the discussion are expressed in Canadian dollars unless otherwise indicated.

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

Highlights and Key Developments:

●	On January 15, 2026, Sean Whiteford, the Company’s then President, assumed the role of Chief Executive Officer replacing Morgan Lekstrom.

●	The Company announced the following appointment and reappointment to the Board of Directors:

○	Warwick Morley-Jepson appointed on January 8, 2026; and
○	Sean Whiteford, the Company’s CEO, reappointed on February 9, 2026, replacing Morgan Lekstrom.

●	On February 2, 2026, the Company announced the appointment of David Eichenberg as Vice President, Geology.

●	On March 19, 2026, the Company announced that it has engaged NH IR Advisory Corp to provide investor relations and strategic advisory services.

●

On April 9, 2026, the Company announced that Chris Leavy and James Gowans would not be standing for re-election as directors, and that Keith Marshall would stand for election at the Company’s annual general meeting to be held on May 27, 2026.

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

Mineral Properties

Statement on Disclosure Regarding Mineral Properties

The information that follows relating to the Selebi Mines is derived from, and in some instances is an extract from, the Selebi Technical Report Summary (“Selebi TRS”) entitled “S-K 1300 Technical Report Summary Selebi Mines, Central District, Republic of Botswana” with an effective date of June 30, 2024 and a signature date of December 17, 2024, prepared by SLR Consulting (Canada) Ltd., prepared in compliance with the SEC’s Modernization of Property Disclosures for Mining Registrants set forth in subpart 1300 of Regulation S-K.

The information that follows relating to the Selkirk Mine is derived from, and in some instances is an extract from, the Selkirk Technical Report Summary (“Selkirk TRS”) entitled “S-K 1300 Technical Report Summary, Selkirk Nickel Project, North East District, Republic of Botswana” with an effective date of November 1, 2024, and a signature date of January 8, 2025, prepared by SLR Consulting (Canada) Ltd., prepared in compliance with the SEC’s Modernization of Property Disclosures for Mining Registrants set forth in subpart 1300 of Regulation S-K.

The qualified persons of SLR Consulting (Canada) Ltd. meet the qualifications specified under the definition of “qualified person” under Item 1300 of Regulation S-K. Portions of the following information are based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the Selebi TRS and Selkirk TRS, which have been included as Exhibit 96.1 and 96.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, respectively. In the event that we determine that any modifying factors, estimates and other scientific and technical information in the reports materially change, we may update or file a new technical report in the future. The Selebi Mines and Selkirk Mine are exploration stage properties.

Further information on assay results can be found in the Company’s news releases which are available on the Company’s website (https://nexmetalsmining.com/). The Company’s website is not incorporated in this Report. Assay results are publicly released as they are received and confirmed by the Company.

Exploration and Evaluation Activities

The following table outlines the key milestones, estimated timing and costs related to each of the Mines, based on the Company’s reasonable expectations, intended courses of action and current assumptions and judgement, with information based as of March 31, 2026.

Key Milestones for Project	Expected Timing of Completion	Anticipated Costs
Exploration and Development
Selebi Main Surface Drilling Program	Ongoing, costs to September 30, 2026	$7.2 million to $8.0 million
Selebi Mines underground development(1)	Ongoing, costs to September 30, 2026	$0.3 million to $0.7 million
Capital expenditures(2)	Ongoing, costs to September 30, 2026	$0.7 million to $1.3 million
Studies & Operating Costs
Advancing project economics(3)	Ongoing, costs to September 30, 2026	$2.0 million to $2.5 million
Operating costs	Ongoing, costs to September 30, 2026	$7.0 million to $7.6 million

Notes:

(1)	Includes Selebi Mines underground development costs for April and May 2026. The Company has reallocated funds originally planned for underground development works over the remainder of 2026 to expanding and extending the Selebi Main Surface Drilling Program.
(2)	Includes mobile equipment refurbishments, pumps, electrical equipment, and critical spares for drills.
(3)	Includes advancing project economics through further metallurgical sampling and testing, further refinement of flowsheet design, Mineral Resource Estimates for the Mines, and the Selebi Mines Preliminary Economic Assessment.

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

Selebi Mines, Botswana

The Selebi Mines are located in Botswana approximately 150 km southeast of the city of Francistown, and 410 km northeast of the national capital Gaborone. The Selebi Mines consist of a single mining licence covering an area of 11,504 hectares which expires May 26, 2032 and can be renewed. The mining licence is centred approximately at 22°03’00”S and 27°47’00”E. The Selebi Mines’ current infrastructure includes two previously operating mines, Selebi Main (#2 Shaft) and Selebi North (#4 Shaft), and associated surface infrastructure.

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

Selebi North

In 2023, an underground resource and exploration drilling program at Selebi North was initiated. The program was a combination of infill and exploration drilling to follow the extension of the mineralization down-dip and down-plunge. In March 2025, the Selebi North Underground (“SNUG”) Resource Expansion Drilling program commenced targeting Borehole Electromagnetic (“BHEM”) plates located down-dip and down-plunge from the N3, N2, and South Limbs.

The 2025 program comprised 9,656 metres in 11 completed holes and 6 abandoned holes, was designed to support resource expansion and more specifically, the down plunge and strike continuity of mineralization in the South Limb and down plunge extent of N3. The program has been successfully completed in 2026, with results confirming the continuity of high-grade mineralization along key target zones. The program extended the footprint of the South Limb mineralization approximately 315 metres down-plunge beyond the 2024 Mineral Resource Estimate (“2024 Selebi Mines MRE”), expanding the South Limb plunge extent by roughly 35% and the deepest holes indicating improving copper grades down-plunge.

Highlights from hole SNUG-25-197, a step-out hole that was testing South Limb mineralization continuity down dip and along strike and one of three final holes released on April 1, 2026, included 18.80 metres of 4.69% CuEq1 (2.10% Cu, 1.26% Ni) including 6.45 metres of 5.67% CuEq1 (2.25% Cu, 1.66% Ni).

Drilling continues to reinforce confidence in the scale and continuity of the SNUG deposit, with recent step-out results complementing previously reported thick, continuous high-grade intervals, supporting the potential to rapidly add tonnage to an updated Mineral Resource Estimate. Assays for a total of approximately 42,672 metres across 95 completed holes at Selebi North have been completed subsequent to the 2024 Selebi Mines MRE.

1CuEq was calculated using the formula CuEq=Cu+2.06*Ni assuming long-term prices of US$10.50/lb Ni and US$4.75/lb Cu, and nickel and copper recoveries of 72.0% and 92.4%, respectively, derived from metallurgical studies which consider a conceptual bulk concentrate scenario.

Selebi Main Surface Drilling & Flexure Zone

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

Initial Hinge drilling consisted of four widely spaced holes, with all holes intersecting multiple zones of mineralization, supporting potential continuous mineralization between Selebi Main and Selebi North. SMD-25-201, located down plunge of Selebi Main, intersected three zones including 3 metres of massive sulphides. BHEM results refined targeting down plunge of the existing Selebi Main resource, leading to follow-up hole SMD-25-205, which intersected 11.05 metres of 7.31% CuEq1 (3.00% Cu and 2.09% Ni), including 5.75 metres of 8.73% CuEq1 (3.98% Cu and 2.31% Ni) located 130 metres beyond the existing Selebi Main resource within the emerging Selebi Main Flexure Zone.

Following results from the BHEM data on drill hole SMD-25-201, historic hole sd144 was extended and a subsequent BHEM survey identified a high-priority conductive anomaly (the “Super Conductor”) with results indicating that the strongest portion of the anomaly remained untested and defining additional high-priority targets to the north. The Super Conductor reflects the highest-amplitude BHEM response recorded at Selebi Main in the Company’s history.

Further drilling results have confirmed the presence of an emerging Flexure Zone at Selebi Main where the mineralized system changes orientation, extending both down-dip and down-plunge from the existing Selebi Main resource, highlights of which include:

●	SMD-25-203 - tested the southern portion of the two kilometre gap between the Selebi Main and Selebi North deposits and intersected 16.10 metres of sulphide mineralization, located 385 metres down-plunge of SMD-25-201 and 620 metres beyond the 2024 MRE.
●	SMD-26-208 - intersected three mineralized horizons, including a lower zone with a thickness of 7.45 metres.
●	SMD-26-209 - intersected 10.40 metres of 6.82% CuEq (3.09% Cu, 1.83% Ni), located 320 metres down-dip of the 2024 MRE.

To date, a total of 22,247 metres has been drilled as part of the surface program, comprising eight completed holes, one hole extension, four abandoned holes and four holes currently in progress.

The program is being executed using three company-owned underground U5 drills which were converted into surface A5 drills, and two Marcotte HTM2500 drills purchased by the Company capable of drilling to depths of 2,500 metres (NQ core), the second of which arrived on site on April 28, 2026.

A third U5 to A5 drill conversion kit arrived on site during the first quarter of 2026 and the A5 surface drill was mobilized on February 18, 2026. The Company has also purchased a second Marcotte deep drill which is now mobilized and drilling.

Operating a Company-owned drill fleet provides increased operational flexibility, cost efficiency, and scheduling control, while reducing reliance on third-party contractor availability. The Company also expects the in-house fleet to support improved capital efficiency over the longer term as drilling activity continues to scale across the Selebi Project.

The presence of thick, continuous massive sulphide intervals in holes spaced more than 300 metres apart supports the Company’s interpretation of a robust and laterally extensive mineralized system at Selebi Main. These results confirm that the Selebi Main mineralized system remains open well beyond current resource boundaries, highlighting strong potential to add significant tonnes in a new MRE planned for the second half of 2026.

1CuEq was calculated using the formula CuEq=Cu+2.06*Ni assuming long-term prices of US$10.50/lb Ni and US$4.75/lb Cu, and nickel and copper recoveries of 72.0% and 92.4%, respectively, derived from metallurgical studies which consider a conceptual bulk concentrate scenario.

Studies

Following the completion of comprehensive technical and trade-off studies, the Company began evaluating the construction of a new processing facility at the Selebi Mines to produce concentrate for commercial sale, or, alternatively, for further refining, and does not plan to restart the existing concentrator or smelter from the original BCL operations, which were placed on care and maintenance in 2016 and remain under separate ownership. The Company is also evaluating pre-concentration using x-ray transmission technology (“XRT”) which, to date, has demonstrated the potential to reduce the amount of waste rock being sent to the processing circuit and enhance the head grade by over 15% compared to a bulk sample. By reducing the volume of waste that is directed to the processing circuit, the waste volume directed to grinding and flotation circuits could be substantially reduced, improving cost and efficiency.

During the first quarter of 2026, the Company completed the metallurgical studies at Blue Cost Research (“BCR”) labs. The program comprised flowsheet development, optimization and variability testing using the master Selebi Mines composite sample. Locked Cycle Tests (“LCT”) were successful in minimizing the nickel content in the copper concentrate and increasing nickel recoveries in the nickel concentrate. Preliminary LCTs achieved copper recovery of 80.6% at a grade of 29.4% copper in copper concentrate and nickel recovery of 53.0% at a grade of 10.0% nickel in nickel concentrate. Final LCTs aimed at reducing nickel in copper concentrate achieved copper recovery of 86.4% with nickel misplacement at less than 1%. Final concentrate assay results confirmed that both copper and nickel concentrates are expected to meet industry-standard smelter acceptance criteria, supporting a clear pathway to commercial sales. The concentrates exhibit very low levels of deleterious elements, all below penalty thresholds, which enhances marketability and potential offtake terms.

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

The Company commenced a Preliminary Economic Assessment (“PEA”) in October 2025 for the Selebi Mines under the separate saleable concentrates scenario, the scope of which includes mine design and scheduling, process engineering, infrastructure planning, a processing facility and capital and operating cost estimation. The PEA is expected to be completed in the second half of 2026, following the completion of the new MRE. To date, the environmental documentation in support of the PEA has been completed, and engineering activities have focused on completing trade-off studies in advance of completing the new MRE.

Costs

During the three months ended March 31, 2026, the Company incurred $7,115,952 (three months ended March 31, 2025 - $5,944,153) in exploration and evaluation expenditures on the Selebi Mines.

As of March 31, 2026, the Company had incurred $43,176,889 to acquire the Selebi Mines, and a further $107,028,311 in exploration and evaluation expenditures project-to-date.

Outlook

Building on the targets identified to-date, the Company is executing on a Selebi Main resource expansion drilling program from surface using BHEM surveys to define drill targets, with approximately 30,000 metres planned to support resource expansion at Selebi Main throughout 2026. Drilling will continue to test both the Main Zone and Lower Zone, where historical drilling and BHEM modelling indicate increasing thickness and continuity down-dip and down plunge to the north. Drilling is now focused on a 200-metre spacing to allow for the expansion of the Inferred Resource, and sequencing will be guided by ongoing geophysical interpretation, allowing the Company to target conductive plates as results are received. The program is anticipated to materially expand the Inferred Resource and generate the geological data required for an updated MRE planned for the second half of 2026. Drill results are expected to be reported on a regular basis throughout 2026.

Underground development to support future infill drilling for economic studies at Selebi North was completed during the period. Key infrastructure milestones include the completion of critical ventilations, stormwater drainage works and development of the diamond drill bay. The Company will be pausing underground development works in May to prioritize resources toward expanding and extending the Selebi Main Surface Drilling Program.

The completed BCR metallurgical program demonstrated the ability to produce two separate saleable concentrates with controlled nickel deportment to the copper concentrate, while identifying key parameters for further optimization in future test work. The results have been incorporated into the development of a recovery estimation model.

Results from the Selebi North Underground Resource Expansion Drilling program, ongoing results from the Selebi Main resource expansion drilling program, and BCR metallurgical test results and recovery work will be incorporated into a new MRE and PEA planned for completion in the second half of 2026.

Selkirk Mine, Botswana

The Selkirk Mine is located in the northeast of Botswana approximately 28 km southeast of the city of Francistown, and 450 km northeast of the national capital Gaborone. The Selkirk Mine consists of a single mining licence (2022/7L) covering an area of 1,458 hectares (14.58 km2) and four prospecting licences (PL050/2010, PL051/2010, PL210/2010, and PL071/2011) covering a total of 12,670 hectares (126.7 km2). The mining and prospecting licences expire May 26, 2032, and March 31, 2027, respectively, and are renewable.

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

During the first quarter of 2026, the Company received the results of its historical drill core re-sampling program, which was undertaken to obtain complete cobalt and PGE analyses in support of resource expansion and reclassification in an updated MRE. A total of 17 holes from a previous program were completed with assays announced in October 2024, while results from an initial 6 holes of the current 34-hole program were released on August 28, 2025. The assays for the remaining 28 holes were released March 19, 2026, highlights of which include 180.80 metres of 1.31% CuEq2 in hole DSLK211. High grade footwall mineralization was also identified as an exploration target, with assays of 6.90 metres of 7.92% CuEq2 in hole DSLK077 and 5.90 metres of 2.79% CuEq2 in hole DSLK134.

The results for the program have confirmed wide intervals of Cu-Ni-Co-PGE mineralization exceeding the current resource cut-off grade of 0.46% CuEq2 outside the 2024 Selkirk Mineral Resource Estimate (“2024 Selkirk MRE”) and within the conceptual pit shell. This data will be incorporated into the updated MRE expected in the second quarter of 2026.

Work continues on the four prospecting licences, consisting of soil sampling programs designed to follow up on historic exploration data.

2CuEq% calculated using the formula Cu% + Ni%*(55.605/53.913) + Pd g/t*(22.948/53.913) + Pt g/t*(14.891/53.913) from the Selkirk Technical Report.

Studies

On April 27, 2026, the Company reported initial LCT results using large diameter core from the 2025 drill program which confirmed the ability to produce separate copper and nickel concentrates, supporting a viable alternative to historical bulk concentrate production. Copper concentrate achieved 81.3% recovery at a high 30.2% Cu grade with minimal nickel content (0.62%), while nickel concentrate achieved 54.4% recovery at a grade of 10.9% Ni. When compared to the concentrate parameters used in the 2024 Selkirk MRE:

○	Copper recovery in copper concentrate increased 16%, from 70.0% to 81.3%;
○	Copper losses to tailings cut by 56%, from 26.2% to 11.4%;
○	Nickel concentrate grade jumped 60%, from 6.8% to 10.9%;
○	Copper concentrate grade held firm at approximately 30%; and
○	Gold, Silver and Cobalt are expected to be payable in the Copper and Nickel concentrates respectively.

PGEs, along with gold, silver and cobalt, which were not comprehensively assayed historically, are now being evaluated, with silver and cobalt being assessed for the first time. These additional metals have the potential to provide meaningful incremental upside to overall project economics. Ongoing metallurgical flowsheet development is aimed at further improving recoveries and concentrate quality, including the evaluation of XRT pre-concentration sorting. The study results will be incorporated into an updated MRE and future economic evaluations.

Costs

During the quarter ended March 31, 2026, the Company incurred $586,278 (three months ended March 31, 2025 - $101,968) in exploration and evaluation expenditures on the Selkirk Mine. The Company incurred $327,109 to acquire the Selkirk Mine, and has incurred a further $8,837,191 in exploration and evaluation expenditures project-to-date as at March 31, 2026.

Outlook

With the recent re-sampling program now complete and the receipt of LCT results, the Company will integrate these results into an updated MRE which is expected to be completed in the second quarter of 2026. In parallel, the Company will continue with additional flowsheet development testwork to further improve recoveries and concentrate quality. Soil sampling assay results on the adjoining prospecting licences will guide further work programs in 2026.

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

The claims have sufficient work credits to keep them in good standing until 2030. No exploration work was completed in 2026 on the Post Creek property, and no work is currently planned for the remainder of 2026.

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

The claims are in good standing through 2030. No exploration work was completed in 2026 on the Halcyon property, and no work is currently planned for the remainder of 2026.

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

The following table summarizes the Company’s operations for the three-month periods ended March 31, 2026, and March 31, 2025:

	Three months ended March 31,
	2026	2025
	$	$

EXPENSES
General exploration expenses	7,720,395	6,135,777
Depreciation and amortization	589,089	635,828
General and administrative expenses	1,978,411	1,660,382
Investor relations and communications	221,671	209,398
Director fees	126,134	-
Fair value movement of DSUs	(99,619)	(10,824)
Net foreign exchange loss	237,210	251,425
LOSS FOR THE PERIOD BEFORE OTHER ITEMS	10,773,291	8,881,986

OTHER ITEMS
Interest income, net	(149,854)	(64,461)
Interest expense and accretion on Term Loan	-	428,371
Loss on Term Loan extinguishment	-	5,982,434
NET LOSS FOR THE PERIOD	10,623,437	15,228,330

●	General exploration expenses increased by $1,584,618 for the three months ended March 31, 2026, as the Company advanced its drilling and study work at the Mines through expansionary drilling, metallurgical flowsheet development, and other studies and evaluation work. In the prior year comparable period, the Company put drilling activities on hold mid-February 2025 through to the end of the quarter to conserve cash. For more information relating to the activities, see “Exploration and Evaluation Activities”.

●	Depreciation and amortization decreased by $46,739 for the three months ended March 31, 2026, due to the acceleration of depreciation on certain software assets for the three months ended March 31, 2025, partially offset by significant property, plant and equipment acquisitions throughout 2025.

●	General and administrative expenses increased by $318,029 for the three months ended March 31, 2026. The increase is attributable to higher insurance premiums following the Company’s Nasdaq listing, as well as costs related to the enhancement of cybersecurity and internal controls which were implemented during 2025.

●	Director fees increased by $126,134 for the three months ended March 31, 2026, due to the timing of cash-based director fee payments and the expense amortization of DSUs granted in November 2025. During the first quarter of 2025, no DSUs were granted and no cash-based director fees were paid as the Company was evaluating its Boards’s compensation plan.

●	Fair value movement of DSUs reflects the mark-to-market revaluation of outstanding DSUs based on the Company’s Common Share price as of March 31, 2026.

●	Interest income, net represents interest earned on cash and cash equivalent deposits and interest incurred on the Company’s vehicle financing and mortgage payable. Net interest income increased by $85,393 for the three months ended March 31, 2026, due to higher cash balances during the period which was partially offset by interest expense from the Syringa Lodge mortgage which commenced part way through the third quarter of 2025.

●	Interest expense and accretion on Term Loan comprises accrued interest and related accretion recognized prior to the conversion of the Term Loan to equity during the first quarter of 2025.

●	Loss on Term Loan extinguishment represents the difference between the fair value of the Settlement Units issued and the carrying amount of the Term Loan on the date it was converted to equity.

Cash Flows

The following table summarizes the Company’s cash flows:

	Three months ended March 31,
	2026 $	2025 $
Cash flows
Operating activities	(12,203,947)	(6,294,964)
Investing activities	(768,496)	(50,033)
Financing activities	(266,197)	45,568,232
Change in cash and cash equivalents before effects of exchange rate changes	(13,238,640)	39,223,235
Effect of exchange rate changes on cash and cash equivalents	(320,988)	137,671
Change in cash and cash equivalents for the period	(13,559,628)	39,360,906
Cash and cash equivalents at the beginning of the period	39,780,384	6,105,933
Cash and cash equivalents at the end of the period	26,220,756	45,466,839

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026, increased by $5,908,983 compared to the prior year comparable period. This increase was primarily driven by: (i) net working capital movements, including the prepayment of consumables for expansionary drilling to capture volume discounts and preferential pricing, as well as the settlement of accrued severance obligations from prior periods in the current quarter, compared to an increase in trade payables in the prior-year period as part of cash conservation measures; and (ii) an increase in general exploration expenses as the Company executed on its expansionary drilling, metallurgical flowsheet development, and other studies and evaluation work in the current year period, compared to scaled-back activities in the prior year comparable period.

Investing Activities

Key investing activities relate to the acquisition of property, plant and equipment. Net cash used in investing activities for the three months ended March 31, 2026, increased by $718,463 compared to the prior year comparable period. The higher spending in 2026 primarily relates to the remaining payment on a second deep drill and additional mobile and electrical equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026, decreased by $45,834,429 compared to the prior year comparable period. The decrease primarily reflects the closing of the Private Placement financing (as defined herein) in March 2025 for gross proceeds of $46,000,000. The Company did not execute any public or private placements during the current year period.

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

As at March 31, 2026, the Company had $26,220,756 in available cash and cash equivalents (December 31, 2025 – $39,780,384), with no source of operating cash flows, nor any significant credit lines in place. As at March 31, 2026, the Company had working capital (calculated as total current assets less total current liabilities) of $26,519,278 (December 31, 2025 – $36,517,724). The decrease in working capital is a result of the use of cash in general exploration expenses and investment in drilling and other equipment.

Based on the Company’s current operational plan, the Company has sufficient working capital to advance its currently planned activities, including the completion of a PEA for the Selebi Mines, and to fund administrative costs into the fourth quarter of 2026.

The Company continues to actively monitor its funding requirements and intends to pursue a range of financing alternatives in advance of year-end 2026 to support the continued advancement of the Selebi Mines and the Selkirk Mine toward development.

Although the Company has been successful in prior financing activities, there can be no assurance that future financing efforts will be successful or that sufficient funds will be available on terms acceptable to the Company.

Going Concern

The ability of the Company to continue operations as a going concern is ultimately dependent upon achieving profitable operations and its ability to obtain adequate financing. The Company incurred a net loss of $10,623,437 for the three months ended March 31, 2026 (net loss of $15,228,330 for the three months ended March 31, 2025). To date, the Company has not generated profitable operations from its resource activities. It is not possible to predict whether future financing efforts will be successful or if the Company will attain a profitable level of operations. These material uncertainties cast substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities, and the reported expenses and comprehensive loss that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material. In assessing whether a going concern assumption is appropriate, management considers all available information about the future, which is at least, but not limited to, twelve months from the date of this Report.

Contractual Obligations and Contingencies

As of March 31, 2026, the Company had commitments for capital expenditures over the next 12 months of $nil and the following other contractual obligations and commitments:

Selebi Mines

As per the Selebi APA, the final US$30,000,000 milestone payment remains outstanding and is payable on the earlier of completion of mine construction and production start-up (commissioning) by the Company, or December 1, 2029.

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

Contingencies

There are no environmental liabilities associated with the Mines as at the acquisition dates as all liabilities incurred prior to the acquisitions are the responsibility of the sellers, BCL and TNMC. The Company has an obligation for the rehabilitation costs arising subsequent to the acquisitions. As of March 31, 2026, there were no material rehabilitation costs that the Company expects to incur, and management is not aware of or anticipating any contingent liabilities that could impact the financial position or performance of the Company related to its exploration and evaluation assets.

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

Segmented Disclosure

The Company operates in one reportable operating segment, being that of the acquisition, exploration and evaluation of mineral properties, in three geographic segments, being Canada, Barbados, and Botswana. The Company’s geographic segments are as follows:

	March 31, 2026 $	December 31, 2025 $
Current assets
Canada	24,178,976	33,301,948
Barbados	149,134	167,178
Botswana	6,139,072	13,006,411
Total	30,467,182	46,475,537

Exploration and evaluation assets
Botswana	41,404,363	42,730,629
Property, plant and equipment
Botswana	9,216,705	9,312,414

The Company’s exploration and evaluation activities are assessed at the individual project level. The Selebi and Selkirk projects below make up the Botswana geographic segment.

	Three months ended March 31, 2026
	Selebi $	Selkirk $	Other $	Total $
Drilling	1,720,192	-	-	1,720,192
Electricity	1,016,525	3,787	-	1,020,312
Site operations, administration, & overhead	895,405	73,501	18,165	987,071
Engineering & technical studies	769,869	52,256	-	822,125
Infrastructure & equipment maintenance	768,875	-	-	768,875
Geology	281,552	428,965	-	710,517
Mine development	560,032	-	-	560,032
Freight, tools, supplies, & other consumables	515,192	2,209	-	517,401
Geophysics	253,560	8,406	-	261,966
Health & safety	100,181	640	-	100,821
Environmental, social & governance	85,939	-	-	85,939
Share-based compensation	148,630	16,514	-	165,144
Total	7,115,952	586,278	18,165	7,720,395

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

The carrying value of cash and cash equivalents, trade payables, accrued liabilities, vehicle financing and mortgage payable approximate their fair value due to their short-term nature or are at market rates. A summary of the carrying value and fair value of other financial instruments were as follows:

		March 31, 2026		December 31, 2025
	Classification	Carrying Value $	Fair Value $	Carrying Value $	Fair Value $
DSU liability (1)	Level 1	214,882	214,882	373,392	373,392
NSR option liability (2)	Level 3	2,750,000	2,750,000	2,750,000	2,750,000

Notes:

(1)	For DSU liability, the fair value of the DSUs is measured using the closing price of the Company’s Common Shares at the end of each reporting period.

(2)	The fair value of the NSR options is determined using a valuation model that incorporates such factors as discounted cash flow projections, metal price volatility, and risk-free interest rate. As the NSR options are exercisable entirely at the discretion of Cymbria and the underlying projects are in the exploration stage, the fair value of the call and put on the options as of March 31, 2026, and December 31, 2025, is $nil. The Option Payment of $2,750,000 was recorded as a non-current liability.

The Company’s financial instruments are exposed to certain risks as discussed below:

Interest Rate Risk

The Company’s exposure to interest rate risk arises from the interest rate impact on its cash and cash equivalents and debt facilities. Interest incurred on the vehicle financing and mortgage payable is based upon a variable base rate, being the lending institution’s prime lending rate, plus a fixed rate margin. Each one percentage point change in interest rates would result in a $14,677 change in annual interest expense.

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

The following table illustrates the estimated impact a 5% USD and BWP change against the CAD would have on net loss before tax as a result of translating the Company’s foreign denominated financial instruments:

Currency	Change	Effect on Net Loss (Earnings) Before Tax $	Change	Effect on Net Loss (Earnings) Before Tax $
USD	+5%	(36,750)	-5%	36,750
BWP	+5%	5,883	-5%	(5,883)

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

Liquidity Risk

Liquidity risk is the risk that the Company will encounter difficulty in meeting obligations associated with financial liabilities that are settled by delivering cash or another financial asset. The Company manages the liquidity risk inherent in these financial obligations by regularly monitoring actual cash flows against its budget, which forecasts expected cash availability to meet future obligations. The Company will defer discretionary expenditures, as required, to manage and conserve cash required for current liabilities.

Critical Accounting Estimates and Judgments

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed interim consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed interim consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed interim consolidated financial statements. We base our estimates on historical experience, known trends and events, and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. We consider an accounting estimate or assumption to be material when it involves a higher degree of complexity or significant management judgement. Our significant accounting policies are described in greater deal in “Note 2 – Basis of Presentation and Significant Accounting Policies” of our audited consolidated financial statements for the year ended December 31, 2025.

There have been no significant changes to the critical accounting estimates and judgements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on the evaluation of these disclosure controls and procedures, management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We have no knowledge of any material, active, pending or threatened legal, administrative or judicial proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 1A. Risk Factors

Risks and other factors include those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, and elsewhere in this Report.

We caution readers that our business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. We described the most significant risks that could impact our results in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Investing in our common shares involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, in addition to the other information included in this Quarterly Report on Form 10-Q before making an investment decision regarding our Common Shares. If any of these risks actually occur, our business, financial condition, or operating results would likely suffer, possibly materially, the trading price of our Common Shares could decline, and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities AND USE OF PROCEEDS

The following table outlines the number of Common Shares and securities that are convertible to Common Shares issued by the Company pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) as a transaction not involving a public offering and Rule 506 promulgated under the Securities Act, during the three months ended March 31, 2026.

Convertible Securities

On February 1, 2026, the Board approved a grant of RSUs representing an aggregate of 134,300 Common Shares to certain officers, employees and consultants. The RSUs were granted at a deemed price of $5.80 per RSU, representing the 10-Day volume weighted average price of the Company’s shares on the TSXV as of January 27, 2026. Of these RSUs, 47,800 will vest in full on the first anniversary of the date of grant, and the remaining 86,500 will vest in equal instalments on the second and third anniversary of the grant date.

On February 1, 2026, the Board also approved a grant of 50,000 Options to certain consultants. The Options have a term of 2 years, vested immediately on the date of grant and have an exercise price of $8.00 per Common Share.

Date of Issuance	Security	Exercise Price per Security ($)	Number of Securities
February 1, 2026	RSUs	N/A	134,300
February 1, 2026	Options	8.00	50,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Insider Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1***†	Consulting Services Agreement dated January 14, 2026, by and between the Company, Elkam Consulting Ltd. and Sean Whiteford (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2026)

10.2†	Consulting Services Agreement dated February 9, 2026, between the Company and Morgan Lekstrom (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2026)

31.1*	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1**	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

*** Certain of the schedules (and similar attachments) to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K under the Securities Act because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.

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

