Form 10-Q
period 2026-06-30
NexMetals Mining Corp.
filed 2026-08-17
CIK 795800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 17, 2026, there were 35,648,164 Common Shares issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Unaudited Condensed Interim Consolidated Balance Sheets

(Expressed in Canadian dollars)

		As at
	Notes	June 30, 2026 $	December 31, 2025 $
ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	16,956,564	39,780,384
Prepaid expenses		776,982	1,039,206
Other receivables	4	999,918	5,655,947
TOTAL CURRENT ASSETS		18,733,464	46,475,537

NON-CURRENT ASSETS
Exploration and evaluation assets	5	42,979,303	42,730,629
Property, plant and equipment	6	9,014,307	9,312,414
TOTAL NON-CURRENT ASSETS		51,993,610	52,043,043
TOTAL ASSETS		70,727,074	98,518,580

LIABILITIES
CURRENT LIABILITIES
Trade payables and accrued liabilities	7	3,006,137	9,459,971
Provision for severance – current		160,840	-
Vehicle financing – current		118,583	148,862
Mortgage payable – current	8	256,005	244,260
DSU liability – current	11(c)	90,310	104,720
TOTAL CURRENT LIABILITIES		3,631,875	9,957,813

NON-CURRENT LIABILITIES
Provision for leave and severance		1,353,804	1,365,850
Vehicle financing – non-current		82,765	137,361
Mortgage payable – non-current	8	964,796	1,089,094
NSR option liability	10	2,750,000	2,750,000
DSU liability – non-current	11(c)	204,677	268,672
TOTAL NON-CURRENT LIABILITIES		5,356,042	5,610,977
TOTAL LIABILITIES		8,987,917	15,568,790

SHAREHOLDERS’ EQUITY
Common Shares (no par value, unlimited Common Shares authorized) (issued and outstanding: June 30, 2026 – 35,648,164; December 31, 2025 – 35,502,754)	11	-	-
Preferred shares (no par value, 20,000,000 authorized) Series 1 Convertible Preferred Shares (no par value, 4,000,000 authorized) (issued and outstanding: June 30, 2026 – 118,186; December 31, 2025 – 118,186)	11	31,516	31,516
Additional paid-in capital		293,293,107	291,858,035
Deficit		(228,560,158)	(206,073,424)
Accumulated other comprehensive loss		(3,025,308)	(2,866,337)
TOTAL SHAREHOLDERS’ EQUITY		61,739,157	82,949,790
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		70,727,074	98,518,580
Nature of Operations and Going Concern (Note 1)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Unaudited Condensed Interim Consolidated Statements of Operations and Comprehensive Loss

(Expressed in Canadian dollars)

		Three months ended June 30,		Six months ended June 30,
		2026	2025	2026	2025
	Notes	$	$	$	$

EXPENSES
General exploration expenses	5	9,592,513	10,337,096	17,312,908	16,472,873
Depreciation and amortization	6	568,214	431,322	1,157,303	1,067,150
General and administrative expenses	16	1,420,958	1,915,022	3,399,369	3,575,404
Investor relations and communications		381,159	1,934,047	602,830	2,143,445
Director fees	12	226,751	248,116	352,885	248,116
Fair value movement of DSUs	11(c)	(30,420)	379,759	(130,039)	368,935
Net foreign exchange (gain) loss		(196,299)	31,818	40,911	283,243
LOSS FOR THE PERIOD BEFORE OTHER ITEMS		11,962,876	15,277,180	22,736,167	24,159,166

OTHER ITEMS
Interest income, net		(99,579)	(188,434)	(249,433)	(252,895)
Interest expense and accretion on Term Loan	9	-	-	-	428,371
Loss on Term Loan extinguishment	9	-	-	-	5,982,434
NET LOSS FOR THE PERIOD		11,863,297	15,088,746	22,486,734	30,317,076

OTHER COMPREHENSIVE (INCOME) LOSS
Exchange differences on translation of foreign operations		(1,351,239)	870,068	158,971	390,320

TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		10,512,058	15,958,814	22,645,705	30,707,396

Basic and diluted loss per share		0.33	0.70	0.63	1.86
Weighted average number of Common Shares outstanding – basic and diluted		35,646,516	21,449,318	35,583,402	16,341,832

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Unaudited Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in Canadian dollars)

		Three months ended June 30
	Notes	Number of shares	Preferred shares $	Additional paid-in capital $	Deficit $	Accumulated other comprehensive (loss) income $	Total shareholders’ equity (deficiency) $
BALANCE, MARCH 31, 2026		35,623,164	31,516	292,742,702	(216,696,861)	(4,376,547)	71,700,810
Net loss for the period		-	-	-	(11,863,297)	-	(11,863,297)
Exercise/settlement of share-based awards, net	11(c)	25,000	-	-	-	-	-
Share-based compensation	11(c)	-	-	550,405	-	-	550,405
Exchange differences on translation of foreign operations		-	-	-	-	1,351,239	1,351,239
BALANCE, JUNE 30, 2026		35,648,164	31,516	293,293,107	(228,560,158)	(3,025,308)	61,739,157

BALANCE, MARCH 31, 2025		21,449,318	31,516	214,806,833	(162,215,429)	(1,037,062)	51,585,858

Net loss for the period		-	-	-	(15,088,746)	-	(15,088,746)
Share-based compensation		-	-	928,583	-	-	928,583
Exchange differences on translation of foreign operations		-	-	-	-	(870,068)	(870,068)
BALANCE, JUNE 30, 2025		21,449,318	31,516	215,735,416	(177,304,175)	(1,907,130)	36,555,627

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Unaudited Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity…continued

(Expressed in Canadian dollars)

		Six months ended June 30
	Notes	Number of shares	Preferred shares $	Additional paid-in capital $	Deficit $	Accumulated other comprehensive (loss) income $	Total shareholders’ equity (deficiency) $
BALANCE, DECEMBER 31, 2025		35,502,754	31,516	291,858,035	(206,073,424)	(2,866,337)	82,949,790
Net loss for the period		-	-	-	(22,486,734)	-	(22,486,734)
Exercise/settlement of share-based awards, net	11(c)	145,410	-	(15,389)	-	-	(15,389)
Share-based compensation	11(c)	-	-	1,450,461	-	-	1,450,461
Exchange differences on translation of foreign operations		-	-	-	-	(158,971)	(158,971)
BALANCE, JUNE 30, 2026		35,648,164	31,516	293,293,107	(228,560,158)	(3,025,308)	61,739,157

BALANCE, DECEMBER 31, 2024		9,285,424	31,516	145,025,333	(146,987,099)	(1,516,810)	(3,447,060)

Net loss for the period		-	-	-	(30,317,076)	-	(30,317,076)
Share capital issued through private placement		8,394,953	-	49,709,891	-	-	49,709,891
Share issue costs – private placement		-	-	(5,389,306)	-	-	(5,389,306)
Share capital issued through debt conversion		3,768,941	-	26,594,817	-	-	26,594,817
Share issue costs – debt conversion		-	-	(2,161,483)	-	-	(2,161,483)
Share-based compensation		-	-	1,956,164	-	-	1,956,164
Exchange differences on translation of foreign operations		-	-	-	-	(390,320)	(390,320)
BALANCE, JUNE 30, 2025		21,449,318	31,516	215,735,416	(177,304,175)	(1,907,130)	36,555,627

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Unaudited Condensed Interim Consolidated Statements of Cash Flows

(Expressed in Canadian dollars)

		Six months ended June 30,
	Notes	2026 $	2025 $
OPERATING ACTIVITIES
Net loss for the period		(22,486,734)	(30,317,076)
Adjustments to reconcile net loss to net cash used in operating activities:
DSU expense amortization		166,316	-
Fair value movement of DSUs	11(c)	(130,039)	368,935
Share-based compensation	11(c)	1,450,461	1,956,164
Depreciation and amortization	6	1,157,303	1,067,150
Provision for leave and severance		148,794	179,113
Interest and accretion, net		103,685	36,464
Loss on Term Loan extinguishment	9	-	5,982,434
Unrealized foreign exchange loss		80,863	-
DSU redemption		-	(190,446)
Changes in non-cash working capital
Prepaid expenses and other receivables		4,878,307	(1,395,103)
Trade payables and accrued expenses		(6,453,834)	626,754
Net cash used in operating activities		(21,084,878)	(21,685,611)

INVESTING ACTIVITIES
Acquisition of property, plant and equipment	6	(814,312)	(1,510,130)
Net cash used in investing activities		(814,312)	(1,510,130)

FINANCING ACTIVITIES
Proceeds from issuance of units	11(a)	-	46,000,000
Share issue costs	9,11(a)	-	(2,371,203)
Taxes paid related to net settlement of RSUs and DSUs		(130,073)	-
Vehicle loan financing, net of payments		(96,177)	86,349
Mortgage payments	8	(169,629)	-
Net cash (used in)/provided by financing activities		(395,879)	43,715,146

Effect of exchange rate changes on cash and cash equivalents		(528,751)	(161,381)
Change in cash and cash equivalents for the period		(22,823,820)	20,358,024
Cash and cash equivalents at the beginning of the period		39,780,384	6,105,933
Cash and cash equivalents at the end of the period		16,956,564	26,463,957

Supplemental cash flow information
Non-cash financing activities:
Fair value of Common Shares issued for conversion of Term Loan		-	17,727,018
Fair value of Settlement Warrants issued for conversion of Term Loan		-	7,398,104
Fair value of Common Shares issued for finder’s fees and advisory services		-	5,179,586
Other cash flow information:
Income taxes paid		-	-
Interest paid		63,739	291,873

See Note 9 and 11(a) for non-cash Financing Activities.

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2026 and 2025

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

b) Going Concern

The Company, being in the exploration and evaluation stage, is subject to certain risks. These risks include the challenges of securing adequate capital for exploration and advancement of the Company’s material projects, operational risks inherent in the mining industry, and global economic and metal price volatility, and there is no assurance management will be successful in its endeavours.

These unaudited condensed interim consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. The ability of the Company to continue operations as a going concern is ultimately dependent upon achieving profitable operations and its ability to obtain adequate financing. The Company incurred a net loss of $11,863,297 and $22,486,734 for the three and six months ended June 30, 2026, respectively. To date, the Company has not generated profitable operations from its resource activities and will need to invest additional funds in carrying out its planned evaluation, development and operational activities.

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

For the three and six months ended June 30, 2026 and 2025

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

(b) Basis of Preparation

These unaudited condensed interim consolidated financial statements have been prepared under the historical cost convention, modified by the revaluation of any financial assets and financial liabilities where applicable. The preparation of these unaudited condensed interim consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company as of June 30, 2026, and through the date of this Report filing.

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

The significant accounting policies used in the preparation of these unaudited condensed interim consolidated financial statements are consistent with those used in the preparation of the audited annual consolidated financial statements for the year ended December 31, 2025. There were no changes in significant accounting policies during the three and six months ended June 30, 2026.

(c) Basis of Consolidation

These unaudited condensed interim consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All intercompany transactions, balances, income and expenses are eliminated upon consolidation.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2026 and 2025

(Expressed in Canadian dollars)

Recently Issued Accounting Pronouncements and Disclosures Not Yet Adopted

(i) ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures and ASU 2025-01 (Subtopic 220-40): Clarifying the Effective Date

In November 2024, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which will require entities to provide disaggregated disclosure of specified categories of expenses that are included on the face of the income statement, including: purchases of inventory, employee compensation, depreciation, amortization and depletion. In January 2025, FASB clarified the effective dates of this ASU, which becomes effective January 1, 2027. The Company is assessing the impact of this ASU, and upon adoption, may be required to include certain additional disclosures in the notes to its consolidated financial statements.

3. CASH AND CASH EQUIVALENTS

A summary of the Company’s cash and cash equivalents is detailed in the table below:

	June 30, 2026 $	December 31, 2025 $

Cash	16,669,064	39,492,884
Short-term deposits	287,500	287,500
Total cash and cash equivalents	16,956,564	39,780,384

4. OTHER RECEIVABLES

A summary of the Company’s other receivables is detailed in the table below:

	June 30, 2026 $	December 31, 2025 $

HST on purchases	92,030	319,180
VAT on purchases	861,042	5,249,975
Other receivables	46,846	86,792
Total other receivables	999,918	5,655,947

VAT on purchases at December 31, 2025, includes a receivable in the amount of $4,813,564 (Note 7) arising from the second instalment payment in respect of the Selebi Mines and Selkirk Mine (Note 5), which the Company received on February 18, 2026.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2026 and 2025

(Expressed in Canadian dollars)

5. EXPLORATION AND EVALUATION ASSETS

The exploration and evaluation assets of the Company consist of the acquisition costs of mining assets located in Botswana:

	Botswana
	Selebi $	Selkirk $	Total $

Balance, December 31, 2024	8,528,478	318,343	8,846,821
Impairment loss – Phikwe South and Southeast Extension	(501,497)	-	(501,497)
Addition – Selebi APA Second Instalment	34,441,488	-	34,441,488
Foreign currency translation	(60,249)	4,066	(56,183)
Balance, December 31, 2025	42,408,220	322,409	42,730,629
Foreign currency translation	246,798	1,876	248,674
Balance, June 30, 2026	42,655,018	324,285	42,979,303

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

Pursuant to the Selebi APA, the aggregate purchase price payable to the seller for the Selebi Mines shall be the sum of $79,158,318 (US$56,750,000), which amount shall be paid in three instalments:

●	$2,086,830 (US$1,750,000) payable on the closing date. This payment has been made. The Company also made care and maintenance funding contributions in respect of the Selebi Mines from March 22, 2021, to the closing date of $6,164,688 (US$5,178,747).

●	$34,441,488 (US$25,000,000) payable upon the approval by the Botswana Ministry of Mineral Resources, Green Technology and Energy Security (“MMRGTES”) of the Company’s Section 42 and Section 43 applications (for the further extension of the mining license and amendment of mining programme, respectively) which are to be submitted along with a compliant economic study on or prior to December 31, 2026. The Company prepaid the non-refundable $34,441,488, securing unencumbered title to both Selebi and Selkirk mines.

●	$42,630,000 (US$30,000,000) payable on the earlier of completion of mine construction and production start-up (commissioning) by the Company, or December 1, 2029.

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

For the three and six months ended June 30, 2026 and 2025

(Expressed in Canadian dollars)

The Company also negotiated a separate asset purchase agreement (the “Selkirk APA”) with the liquidator of Tati Nickel Mining Company (“TNMC”) in January 2022 to acquire the Selkirk deposit and related infrastructure formerly operated by TNMC. The transaction closed in August 2022.

The Selkirk APA does not provide for a purchase price or initial payment for the purchase of the assets. The acquisition cost of the Selkirk Mine of $327,109 (US$244,954) was the care and maintenance funding contribution from April 1, 2021, to the closing date of the Selkirk APA. The Selkirk APA provides that if the Company elects to develop the Selkirk Mine first, the payment of the second Selebi instalment of $34,441,488 (US$25,000,000) would be upon the approval by the MMRGTES of the Company’s Section 42 and Section 43 applications (for the further extension of the Selkirk mining licence and amendment of the Selkirk mining program, respectively). The Company prepaid the non-refundable second Selebi instalment. For the third Selebi instalment of $42,630,000 (US$30,000,000), if the Selkirk Mine were to be commissioned earlier than the Selebi Mines, the payment would trigger on the Selkirk Mine’s commission date. The Company has applied for, and is awaiting confirmation of, an extension of the Selkirk APA study phase to coincide with the expiry of the Selebi APA study phase, being December 31, 2026.

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

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2026 and 2025

(Expressed in Canadian dollars)

General Exploration Expenses

Details of the general exploration expenses by nature are presented as follows:

	Three months ended June 30, 2026				Three months ended June 30, 2025
	Selebi $	Selkirk $	Other $	Total $	Selebi $	Selkirk $	Other $	Total $
Drilling	3,901,813	-	-	3,901,813	3,034,485	703,233	-	3,737,718
Site operations, administration, & overhead	990,191	109,621	9,329	1,109,141	1,362,912	344,208	113,086	1,820,206
Electricity	857,502	2,732	-	860,234	865,329	4,296	-	869,625
Engineering & technical studies	759,687	103,846	-	863,533	495,977	15,915	-	511,892
Infrastructure & equipment maintenance	749,190	-	-	749,190	731,349	-	-	731,349
Geology	678,425	88,036	-	766,461	451,862	303,536	-	755,398
Mine development	503,428	-	-	503,428	708,170	-	-	708,170
Freight, tools, supplies, & other consumables	236,635	103	-	236,738	392,598	76,638	-	469,236
Geophysics	215,425	3,895	-	219,320	242,959	20,939	-	263,898
Health & safety	126,795	559	-	127,354	127,031	3,630	-	130,661
Environmental, social & governance	88,656	-	-	88,656	86,371	-	-	86,371
Share-based compensation	149,980	16,665	-	166,645	121,262	131,310	-	252,572
Total	9,257,727	325,457	9,329	9,592,513	8,620,305	1,603,705	113,086	10,337,096

	Six months ended June 30, 2026				Six months ended June 30, 2025
	Selebi $	Selkirk $	Other $	Total $	Selebi $	Selkirk $	Other $	Total $
Drilling	5,622,005	-	-	5,622,005	3,718,577	703,233	-	4,421,810
Site operations, administration, & overhead	1,885,596	183,122	27,494	2,096,212	2,294,239	386,470	152,742	2,833,451
Electricity	1,874,027	6,519	-	1,880,546	1,729,242	8,652	-	1,737,894
Engineering & technical studies	1,529,556	156,102	-	1,685,658	1,338,749	27,595	-	1,366,344
Infrastructure & equipment maintenance	1,518,065	-	-	1,518,065	1,442,278	-	-	1,442,278
Geology	959,977	517,001	-	1,476,978	1,019,837	330,071	-	1,349,908
Mine development	1,063,460	-	-	1,063,460	1,376,789	-	-	1,376,789
Freight, tools, supplies, & other consumables	751,827	2,312	-	754,139	522,793	87,602	-	610,395
Geophysics	468,985	12,301	-	481,286	469,768	20,939	-	490,707
Health & safety	226,976	1,199	-	228,175	220,615	3,630	-	224,245
Environmental, social & governance	174,595	-	-	174,595	160,780	-	-	160,780
Share-based compensation	298,610	33,179	-	331,789	320,791	137,481	-	458,272
Total	16,373,679	911,735	27,494	17,312,908	14,614,458	1,705,673	152,742	16,472,873

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2026 and 2025

(Expressed in Canadian dollars)

6. PROPERTY, PLANT AND EQUIPMENT

The tables below set out costs and accumulated depreciation and amortization as at June 30, 2026, and December 31, 2025:

Cost	Land and Buildings $	Equipment $	Furniture & Fixtures $	Vehicles $	Computer & Software $	Total $
Balance – December 31, 2024	3,068,950	6,583,695	225,877	521,222	609,267	11,009,011
Additions	-	2,461,636	2,826	276,385	45,851	2,786,698
Foreign currency translation	39,191	30,335	2,234	7,485	8,275	87,520
Balance – December 31, 2025	3,108,141	9,075,666	230,937	805,092	663,393	13,883,229
Additions	-	796,719	-	-	17,593	814,312
Foreign currency translation	18,088	65,874	1,040	4,685	3,861	93,548
Balance – June 30, 2026	3,126,229	9,938,259	231,977	809,777	684,847	14,791,089

Accumulated Depreciation and Amortization	Land and Buildings	Equipment	Furniture & Fixtures	Vehicles	Computer & Software	Total
Balance – December 31, 2024	283,400	1,644,614	34,579	224,352	333,661	2,520,606
Depreciation during the period	100,514	1,494,323	28,066	166,145	279,773	2,068,821
Foreign currency translation	4,703	(35,881)	631	4,657	7,278	(18,612)
Balance – December 31, 2025	388,617	3,103,056	63,276	395,154	620,712	4,570,815
Depreciation during the period	56,812	987,843	11,391	86,048	15,209	1,157,303
Foreign currency translation	3,608	36,281	516	4,338	3,921	48,664
Balance – June 30, 2026	449,037	4,127,180	75,183	485,540	639,842	5,776,782

Carrying Value	Land and Buildings	Equipment	Furniture & Fixtures	Vehicles	Computer & Software	Total
Balance – December 31, 2025	2,719,524	5,972,610	167,661	409,938	42,681	9,312,414
Balance – June 30, 2026	2,677,192	5,811,079	156,794	324,237	45,005	9,014,307

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2026 and 2025

(Expressed in Canadian dollars)

7. TRADE PAYABLES AND ACCRUED LIABILITIES

A summary of trade payables and accrued liabilities is detailed in the table below:

	June 30, 2026 $	December 31, 2025 $

Amounts due to related parties (Note 12)	24,143	540,443
Trade payables	1,681,412	7,147,173
Accrued liabilities	948,608	751,511
Severance payable	351,974	1,020,844
Total	3,006,137	9,459,971

Amounts due to related parties at December 31, 2025, includes severance payable of $500,000 to the Company’s former Chief Executive Officer in accordance with the succession plan announced on December 15, 2025, which was paid upon his departure in January 2026.

Trade payables at December 31, 2025, include $4,813,564 (Note 4) of VAT due to the BCL liquidator arising from the second instalment payment in respect of the Selebi Mines and Selkirk Mine (Note 5).

Severance payable at June 30, 2026, includes amounts due to the Company’s former Chief Executive Officer and Chief Financial Officer who departed the Company in December 2024 and July 2025, respectively, of which $48,697 is payable in equal monthly instalments until December 31, 2026, and $59,792 is payable on July 31, 2026.

8. MORTGAGE PAYABLE

In August 2025, the Company’s indirectly wholly owned Botswanan subsidiary, Premium Nickel Resources Proprietary Limited (“PNRPL”), entered into a mortgage in respect of the Company’s previously acquired Syringa Lodge located near the Selebi Mines. The Company acquired the Syringa Lodge to house non-local personnel and consultants when visiting the Selebi Mines and for additional office space.

The remaining principal amount of the mortgage is $1,220,801 (BWP 11,772,432), is denominated in Botswanan pula, bears interest at Absa Prime Lending Rate (6.76% at June 30, 2026) plus 1.5% per annum, is repayable in fifty (50) remaining equal monthly blended instalments of principal and interest with a maturity date of August 20, 2030, and is secured by the Syringa Lodge. There is no fee for prepayment, and the mortgage is subject to a cash flow to debt service covenant which takes into consideration parent company capital contributions and is to be assessed based on each calendar year. The Company was in compliance with this covenant as of December 31, 2025.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2026 and 2025.

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

The fair value of the Common Shares issued as part of the Settlement Units was estimated at $17,727,018 and was determined by applying an implied discount of 37.9% per Common Share for lack of marketability to the market observed price on the date of issuance. The fair value of the Settlement Warrants was estimated at $7,398,104 using a Monte Carlo model. The $5,982,434 difference between the fair value of the Settlement Units issued of $25,125,122 and the carrying amount of the Term Loan of $19,142,687 was recognized as a loss in March 2025.

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

For the three and six months ended June 30, 2026 and 2025

(Expressed in Canadian dollars)

10. NSR OPTION

In 2023, Cymbria paid an aggregate of $2,750,000 (“Option Payment”) to two subsidiaries of NEXM to acquire a right to participate with such subsidiaries in the exercise of certain contractual rights. The Option Payment was allocated to PNRPL and PNGPL (defined below) for $2,500,000 and $250,000, respectively.

As the NSR options are exercisable entirely at the discretion of Cymbria and the underlying projects are in the exploration stage, the fair value of the call and put on the options as at June 30, 2026, and December 31, 2025, is $nil. The Option Payment received in cash was recorded as a non-current liability.

NEXM’s indirect wholly owned subsidiary, PNRPL, acquired the Selebi Mines in January 2022 out of liquidation. Pursuant to the acquisition agreement, the liquidator retained a 2% net smelter returns royalty on the Selebi Mines. PNRPL has a contractual right to repurchase one half of the Selebi NSR at a future time on payment by PNRPL to the liquidator of $28,420,000 (US$20,000,000).

NEXM’s indirect wholly owned subsidiary, Premium Nickel Group Proprietary Limited (“PNGPL”), acquired the Selkirk Mine in August 2022 out of liquidation. Pursuant to the acquisition agreement, the liquidator retained a 1% net smelter returns royalty on the Selkirk Mine. PNGPL has a contractual right to repurchase the entirety of the Selkirk NSR at a future time on payment by PNGPL to the liquidator of $2,842,000 (US$2,000,000).

Each of PNRPL and PNGPL has agreed to grant Cymbria, in exchange for the Option Payment, an option to participate in any such repurchase of the applicable portion of its NSR from the relevant liquidator. Cymbria will, following the exercise of its option to participate in any such repurchase, acquire a 0.5% NSR royalty on the applicable property by paying an amount equal to one half of the repurchase price payable by PNRPL or PNGPL pursuant to the applicable NSR, less the Option Payment paid at closing pursuant to the relevant option agreement among Cymbria and PNRPL or PNGPL. Cymbria also has the right: (i) at any time following the date of any buyback exercise notice from PNRPL and/or PNGPL and prior to the first anniversary of sale of product, to terminate the option and receive from PNRPL and/or PNGPL a refund of the related option price paid by Cymbria; (ii) upon receipt from PNRPL and/or PNGPL of any termination, settlement or waiver of the buyback right or royalty agreement and prior to the first anniversary of sale of product, to exercise the option or terminate the option, and if terminated PNRPL and/or PNGPL shall refund the related option price paid by Cymbria; (iii) to exercise the option and compel PNRPL and/or PNGPL to exercise the buyback right at any time within the first nine months immediately following the first anniversary of sale of product upon a minimum of 60 days’ notice; and (iv) to require PNRPL and/or PNGPL to repurchase the option from Cymbria for an amount equal to the option price at any time commencing on the first anniversary of sale of product, provided PNRPL and/or PNGPL have not provided a buyback exercise notice or notice of any termination, settlement or waiver of the buyback right or royalty agreement to Cymbria.

Under the NSR option purchase agreements, Cymbria could acquire a 0.5% net smelter returns royalty on the Selebi Mines and Selkirk Mine upon payment of $11,513,653 (US$8,102,500) and $1,151,365 (US$810,250), respectively.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2026 and 2025

(Expressed in Canadian dollars)

11. SHARE CAPITAL

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

a) Common Shares Issued and Outstanding

Six months ended June 30, 2026

During the six months ended June 30, 2026, 135,558 Common Shares were issued for the vesting and net settlement of restricted share units (“RSUs”), and 9,852 Common Shares were used for the vesting and net settlement of deferred share units (“DSUs”).

As at June 30, 2026, the Company had 35,648,164 Common Shares issued and outstanding (December 31, 2025 – 35,502,754).

Year ended December 31, 2025

During the year ended December 31, 2025, 2,124 Common Shares were issued for the net exercise of options to purchase Common Shares (“Options”), and 16,212 Common Shares were issued for the vesting and net settlement of RSUs.

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

For the three and six months ended June 30, 2026 and 2025

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

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2026 and 2025

(Expressed in Canadian dollars)

b) Warrants

The following summarizes Common Share purchase warrant activity:

	Six months ended		Year ended
	June 30, 2026		December 31, 2025
	Number Outstanding	Weighted Average Exercise Price $	Number Outstanding	Weighted Average Exercise Price $
Outstanding, beginning of the year	23,464,096	9.84	2,126,342	23.02
Issued	-	-	21,348,826	8.54
Expired	(301,200)	28.75	(11,072)	35.00
Outstanding, end of the period	23,162,896	9.59	23,464,096	9.84

At June 30, 2026, the Company had outstanding Common Share purchase warrants exercisable to acquire Common Shares as follows:

Warrants Outstanding	Warrants Exercisable	Expiry Date	Exercise Price $	Intrinsic Value $
1,012,981	1,012,981	June 14, 2029	22.00	-
801,089	801,089	June 21, 2029	22.00	-
3,833,334	3,833,334	March 18, 2028	11.00	-
3,480,392	3,480,392	March 18, 2028	8.00	-
14,035,100	14,035,100	November 17, 2027	8.00	-
23,162,896	23,162,896			-

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

The following summarizes the Option activity:

	Six months ended		Year ended
	June 30, 2026		December 31, 2025
	Number Outstanding	Weighted Average Exercise Price $	Number Outstanding	Weighted Average Exercise Price $
Outstanding, beginning of the year	1,012,740	21.51	779,343	25.60
Granted	94,800	5.78	299,000	9.99
Exercised	-	-	(12,000)	9.00
Expired / Cancelled	(203,657)	13.21	(53,603)	19.58
Outstanding, end of the period	903,883	21.73	1,012,740	21.51

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2026 and 2025

(Expressed in Canadian dollars)

No Options were exercised for the six months ended June 30, 2026. The total intrinsic value of Options exercised for the year ended December 31, 2025, was $30,996.

During the six months ended June 30, 2026, the Company granted an aggregate of 94,800 Options to consultants. The Options have a weighted average exercise price of $5.78 per Common Share. Of the 94,800 Options granted, 50,000 vested immediately and have a term of two years and the remaining 44,800 vest in four equal quarterly increments starting three months from the date of grant and have a term of five years.

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

	Six months ended	Year ended
	June 30, 2026	December 31, 2025
Share price	3.30 – 5.37	8.20 – 8.70
Strike price	3.30 – 8.00	9.80 – 10.00
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%
Expected share price volatility range	73.4 – 77.4%	76.3 – 78.6%
Weighted average expected share price volatility	75.8%	77.5%
Risk free interest rate	2.56 – 2.85%	2.54% – 2.70%
Expected life of Options	2 – 3 years	2.5 – 3.5 years

For the three and six months ended June 30, 2026, a total of $138,698 and $391,397 (June 30, 2025 - $498,099 and $1,377,612), respectively, was recorded as share-based compensation expense within general exploration expense and general and administrative expense and credited to additional paid-in capital related to Options.

Details of Options outstanding as at June 30, 2026, are as follows:

Options Outstanding	Options Exercisable	Expiry Date	Exercise Price $	Intrinsic Value $
55,335	55,335	September 29, 2026	18.20	-
49,940	49,940	October 25, 2026	40.00	-
90,911	90,911	January 20, 2027	48.00	-
50,000	50,000	February 1, 2028	8.00	-
154,997	103,887	August 8, 2028	35.00	-
143,900	96,267	August 14, 2029	22.00	-
15,000	12,917	December 4, 2029	9.80	-
287,500	287,500	March 18, 2030	10.00	-
11,500	10,000	April 24, 2030	9.80	-
44,800	-	April 9, 2031	3.30	-
903,883	756,757			-

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2026 and 2025

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

During the six months ended June 30, 2026, the Company granted an aggregate of 134,300 RSUs to employees, directors, officers and consultants with 47,800 vesting in full on the first anniversary of the date of grant, and the remaining 86,500 vesting in equal instalments on the second and third anniversary of the grant date.

The following is a continuity of the RSUs which are fixed and are not subject to vesting conditions other than service:

	Six months ended		Year ended
	June 30, 2026		December 31, 2025
	Number Outstanding	Weighted Average Grant-Date Fair Value Per Award $	Number Outstanding	Weighted Average Grant-Date Fair Value Per Award $
Outstanding, beginning of the year	524,592	7.51	50,000	12.00
Granted	134,300	5.37	491,262	7.20
Vested / Settled	(158,750)	8.19	(16,670)	12.00
Expired / Cancelled	(16,056)	4.91	-	-
Outstanding, end of the period	484,086	5.53	524,592	7.51

For the three and six months ended June 30, 2026, a total of $411,707 and $1,059,064 (June 30, 2025 – $430,484 and $578,552), respectively, was recorded as share-based compensation expense within general exploration expense and general and administrative expense and credited to additional paid-in capital related to RSUs. The total intrinsic value of RSUs settled during the three and six months ended June 30, 2026, was $84,250 and $506,900 (June 30, 2025 – $nil and $nil), respectively, and intrinsic value of shares withheld for taxes for the three and six months ended June 30, 2026, was $nil and $75,374 (June 30, 2025 – $nil and $nil), respectively.

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

The following is a continuity of the DSUs:

	Number of Awards	Price(1) $
DSUs outstanding at December 31, 2024	108,236	8.70
Granted	46,600	4.91
Redeemed	(39,749)	7.49
Cancelled	(4,699)	4.90
DSUs outstanding at December 31, 2025	110,388	5.37
Granted	153,100	3.75
Redeemed	(19,501)	5.88
DSUs outstanding at June 30, 2026	243,987	3.38

Note:

(1)	For DSUs granted/cancelled and outstanding, price represents the closing price of the Company’s Common Shares on the grant date/cancellation date and balance sheet date, respectively. For DSUs redeemed, price represents the volume weighted average price on the TSXV for the last five trading days immediately preceding the redemption date.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2026 and 2025

(Expressed in Canadian dollars)

During the three and six months ended June 30, 2026, the Company granted 153,100 DSUs to Directors. During the three and six months ended June 30, 2026, the Company recorded a fair value adjustment gain of $30,420 and $130,039 (June 30, 2025 – gain of $379,759 and $368,935), respectively, on the outstanding DSUs. During the three and six months ended June 30, 2026, the DSU compensation, net of fair value adjustments was $80,105 and $36,277 (June 30, 2025 –$189,750 and $244,397), respectively. The total fair value of DSUs redeemed during the three and six months ended June 30, 2026, was $nil and $114,683 (June 30, 2025 – $nil and $190,446), respectively, and fair value of shares withheld for taxes was $nil and $54,699 (June 30, 2025 – $nil and $nil), respectively.

The DSUs are classified as a derivative financial liability measured at fair value, with changes in fair value recorded in profit or loss. The fair value of the DSUs was determined based on the closing price of the Company’s Common Shares on the respective balance sheet date. As at June 30, 2026, the Company reassessed the fair value of the DSUs at $294,987 (December 31, 2025 - $373,392).

12. RELATED PARTY TRANSACTIONS

The following amounts due to related parties are included in trade payables and accrued liabilities (Note 7).

	June 30, 2026 $	December 31, 2025 $

Directors and officers of the Company	24,143	540,443
Total	24,143	540,443

Amounts due to related parties at December 31, 2025, include severance payable of $500,000 due to the Company’s former Chief Executive Officer in accordance with the succession plan announced on December 15, 2025, which was paid upon his departure in January 2026.

Key management personnel are defined as members of the Board of Directors and certain senior management.

Key management compensation was related to the following:

	Three months ended June 30,		Six months ended June 30,
	2026 $	2025 $	2026 $	2025 $
Salaries and management fees	184,495	264,405	389,806	460,509
Site operations and administration	180,952	408,543	385,962	835,457
Director fees, net of DSU fair value movements	196,331	627,875	222,846	617,051
Share-based compensation	297,239	416,601	601,684	745,137
Total compensation	859,017	1,717,424	1,600,298	2,658,154

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2026 and 2025

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

The carrying value of cash and cash equivalents, trade payables, accrued liabilities, vehicle financing and mortgage payable approximate their fair value due to their short-term nature or are at market rates. A summary of the carrying value and fair value of other financial instruments were as follows:

		June 30, 2026		December 31, 2025
	Classification	Carrying Value $	Fair Value $	Carrying Value $	Fair Value $
DSU liability(1)	Level 1	294,987	294,987	373,392	373,392
NSR option liability(2)	Level 3	2,750,000	2,750,000	2,750,000	2,750,000

Notes:

(1)	For DSU liability, the fair value of the DSUs is measured using the closing price of the Company’s Common Shares at the end of each reporting period.

(2)	The fair value of the NSR options is determined using a valuation model that incorporates such factors as discounted cash flow projections, metal price volatility, and risk-free interest rate. As the NSR options are exercisable entirely at the discretion of Cymbria and the underlying projects are in the exploration stage, the fair value of the call and put on the options as at June 30, 2026, and December 31, 2025, is $nil. The Option Payment of $2,750,000 was recorded as a non-current liability.

The following represents a summary of the Company’s future debt maturities based on the principal amounts outstanding for vehicle financing and mortgage payable at June 30, 2026:

2026 $	2027 $	2028 $	2029 $	2030 $	Total $
188,556	363,305	331,266	314,502	224,520	1,422,149

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2026 and 2025

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

The Company operates in one reportable operating segment being that of the acquisition, exploration and evaluation of mineral properties in three geographic segments, being Botswana, Barbados and Canada. The Company’s geographic segments are as follows:

	June 30, 2026 $	December 31, 2025 $
Current assets
Canada	16,056,135	33,301,948
Barbados	39,544	167,178
Botswana	2,637,785	13,006,411
Total	18,733,464	46,475,537

Exploration and evaluation assets
Botswana	42,979,303	42,730,629
Property, plant and equipment
Canada	15,394	-
Botswana	8,998,913	9,312,414
Total	9,014,307	9,312,414

15. CONTINGENT LIABILITIES

There are no environmental liabilities associated with the Mines as at the acquisition dates as all liabilities incurred prior to the acquisitions are the responsibility of the sellers, BCL and TNMC. The Company has an obligation for the rehabilitation costs arising subsequent to the acquisitions. As of June 30, 2026, there were no material rehabilitation costs for which the Company expects to incur, and management is not aware of or anticipating any contingent liabilities that could impact the financial position or performance of the Company related to its exploration and evaluation assets.

16. GENERAL AND ADMINISTRATIVE EXPENSES

Details of the general and administrative expenses are presented in the following table:

	Three months ended June 30,		Six months ended June 30,
	2026 $	2025 $	2026 $	2025 $
Advisory and consultancy	31,260	45,182	99,255	56,671
Filing fees	42,421	59,079	117,438	92,074
General office expenses	50,884	104,127	186,711	136,142
Insurance	175,203	76,872	351,928	153,350
Professional fees	323,537	465,091	665,146	730,604
Salaries and management fees	413,893	488,660	860,219	908,671
Share-based compensation	383,760	676,011	1,118,672	1,497,892
Total	1,420,958	1,915,022	3,399,369	3,575,404

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

Cautionary Note Regarding Forward-Looking Statements

This Report for NexMetals Mining Corp. contains “forward-looking information” and “forward-looking statements” within the meaning of applicable Canadian and U.S. securities laws. Forward-looking information and forward-looking statements in this Report include, but are not limited to, those relating to: the estimated timing and anticipated costs for the Company’s exploration and development activities at the Selebi Mines and Selkirk Mine for the period to December 31, 2026, including surface drilling programmes, capital expenditures, metallurgical and economic study work, and operating costs; the Company’s expected reporting on drill results; the Company’s anticipation of expansion of the Mineral Resource at the Selebi Mines through resource expansion drilling, and to complete an updated Mineral Resource Estimate in the third quarter of 2026 and a Preliminary Economic Assessment thereafter; the Company’s belief that drilling results to date present strong potential for significantly increased tonnage in an updated Mineral Resource Estimate at the Selebi Mines; expectations regarding improved capital efficiency resulting from the Company’s in-house drilling fleet; the Company’s intended metallurgical flowsheet and processing pathway, including the expectation that an on-site smelter or hydrometallurgical facility may not be required and that the Company intends to construct a new concentrator facility at the Selebi Mines; the Company’s plans to advance metallurgical test work and an economic study at the Selkirk Mine; the expectation that separate copper and nickel concentrates will be a viable alternative to bulk concentrate production; the expectation that negative operating cash flows will continue and that additional financing will be required to continue development of the Company’s material projects; the anticipated benefits of TECT Geological Consulting’s three-dimensional geological and structural model; the expectation that the proceeds from the November 2025 Financing will be sufficient to fund planned activities, including the completion of a PEA study for the Selebi Mines, and cover administrative costs into the fourth quarter of 2026;   the Company’s intention to pursue a range of financing alternatives in advance of year-end 2026; the potential range of strategic options for the Selkirk Mine, including potential partnerships, a spin-out, or advancement toward an economic study; and the Company’s belief that it is well positioned in 2026 to accelerate resource growth and advance both projects toward future economic assessments. In some cases, you can identify forward-looking information by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances contain forward-looking information. Statements containing forward-looking information are not historical facts but instead represent management’s expectations, estimates and projections regarding future events or circumstances.

Forward-looking statements and forward-looking information are not guarantees of future performance and are based upon a number of estimates and assumptions of management at the date the statements are made. Such factors and assumptions may include, but are not limited to: the existing Selebi Mines MRE and the Selkirk MRE, and the assumptions regarding tonnages, grades, recoveries, and metal prices underlying those estimates, remain valid and reliable for purposes of the Company’s exploration planning; that more than 30,000 metres of drilling at Selebi Main will generate sufficient geological data to support an updated MRE; the Company will be able to generate clean, high-grade separate copper and nickel concentrates at scale from the Mines that meet industry-standard smelter acceptance criteria; the proceeds from the November 2025 Financing will be sufficient to fund planned activities, including the planned completion of a PEA study for the Selebi Mines, and cover administrative costs into the fourth quarter of 2026; the Company will be able to raise additional financing on acceptable terms to continue development beyond the current funding horizon; the Company’s interpretation of what constitutes a “compliant economic study” under the Botswana Mines and Minerals Act will be accepted by regulators; Section 42 and Section 43 applications will be submitted by December 31 2026; the Selebi APA and Selkirk APA study phases will be complied with, and the Company’s mining licences will remain in good standing; there will be no material changes to the Company’s current operational plans, workforce, contractor arrangements, or input costs (including fuel, power, and labour costs in Botswana); metal prices, exchange rates, and economic conditions will remain consistent with those prevailing at the date of this Report or, in the case of long-term price assumptions used in CuEq calculations, as disclosed herein.

Forward-looking statements and forward-looking information involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include, without limitation, the following risk factors, which should be read in conjunction with the risks and uncertainties described in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, in addition to the other information included in this Quarterly Report: drilling results may not confirm the anticipated continuity, grade, or thickness of mineralization; Mineral Resource Estimates may require material downward revision; operational risks (including equipment failures, contractor underperformance and availability, weather, and supply chain disruptions) could delay programmes and increase costs; the Company may be unable to establish Mineral Reserves; the Selebi Mines Preliminary Economic Assessment may not demonstrate economic viability given the preliminary nature of the estimates and the significant expenses required to develop the Selebi Mines; metallurgical recoveries achieved in laboratory testing may not be reproducible at commercial scale; concentrates may not meet smelter acceptance criteria at larger production volumes; further economic evaluation may demonstrate that a hydrometallurgical facility or smelter is in fact required, materially increasing capital requirements; construction of a new processing facility and tailings storage facility may be subject to permitting delays, cost overruns, or infrastructure limitations; additional financing may not be available or may not be available on favourable terms; unfavourable economic conditions or investor sentiment may impair the Company’s ability to obtain financing; changes to the operational plan may require expenditures in excess of current working capital, shortening the anticipated funding horizon; the Company’s interpretation of a “compliant economic study” under the Botswana Mines and Minerals Act may not be accepted by regulators; evolving mining policies and related laws, regulations and regulatory practices in Botswana, including with respect to government or citizen participation, local ownership, in-country beneficiation or processing, fiscal terms and mineral tenure, may be adopted, interpreted, implemented or applied in a manner that increases costs, requires changes to the Company’s ownership interests or operating arrangements, delays or restricts project development, or otherwise adversely affects project economics; the Company may be unable to obtain or retain necessary permits and licences; the application for the Selkirk APA study phase extension may not be accepted by authorities; changes to taxation or environmental requirements could further increase costs or preclude economic development; the Company is exposed to political, economic, and currency risks inherent in operating in Botswana; metal prices and exchange rates may differ materially from those assumed, which could render the Company’s projects uneconomical and cause actual costs and economics to differ materially from those projected; and the other risk factors stated in the Company’s other public filings available on SEDAR+ at www.sedarplus.ca and on EDGAR at www.sec.gov. Readers are cautioned that this list of risk factors should not be construed as exhaustive.

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

Unless otherwise indicated, all references to “$”, “C$” and “dollars” in this Report refer to Canadian dollars, references to “US$” in this Report refer to United States dollars and references to “BWP” in this Report refer to Botswanan pula. On June 30, 2026, the daily exchange rate: (i) for one United States dollar expressed in Canadian dollars was US$1.00 = C$1.421 (or C$1.00 = US$0.704); (ii) for one Botswanan pula expressed in Canadian dollars was BWP 1.00 = C$0.1037 (or C$1.00 = BWP 9.64); and (iii) for one Botswanan pula expressed in United States dollars was BWP 1.00 = US$0.0755 (or US$1.00 = BWP 13.25). “This quarter” or “the quarter” means the second quarter (“Q2”) of 2026.

Introduction

The following management’s discussion and analysis (this “MD&A”) of our financial condition and results of operation should be read in conjunction with the unaudited condensed interim consolidated financial statements of the Company and accompanying notes thereto for the quarters ended June 30, 2026, and 2025, (the “Quarterly Financial Statements”) appearing elsewhere in this Report. This discussion and analysis below includes forward-looking statements within the meaning of applicable securities laws that are subject to risks, uncertainties and other factors described in the “Risk Factors” section in Part II, Item 1A and elsewhere in this Report that could cause actual results to differ materially from those anticipated in these forward-looking statements as a result of various factors. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. We caution you to read the “Cautionary Note Regarding Forward-Looking Statements” section of this Report.

This MD&A is intended to assist the reader to assess material changes in the financial condition of the Company during the quarter ended June 30, 2026, and the results of operations of the Company for the three-month and six-months periods ended June 30, 2026, and June 30, 2025. The Quarterly Financial Statements and the financial information contained in this MD&A were prepared in accordance with US GAAP and pursuant to the rules and regulations of the SEC.

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

Highlights and Key Developments:

●	On January 15, 2026, Sean Whiteford, the Company’s then President, assumed the role of Chief Executive Officer replacing Morgan Lekstrom.

●	The Company announced the following appointments, reappointment and election to the Board of Directors:

○	Warwick Morley-Jepson appointed on January 8, 2026;
○	Sean Whiteford, the Company’s CEO, reappointed on February 9, 2026, replacing Morgan Lekstrom; and
○	Keith Marshall was elected on May 27, 2026.

●	On February 2, 2026, the Company announced the appointment of David Eichenberg as Vice President, Geology.

●	On March 19, 2026, the Company announced that it had engaged NH IR Advisory Corp to provide investor relations and strategic advisory services.

●	On April 9, 2026, the Company announced that Chris Leavy and James Gowans would not be standing for re-election as directors at the Company’s annual general meeting to be held on May 27, 2026.

●	On August 17, 2026, the Company filed the updated Mineral Resource Estimate (“MRE”) for the Selkirk Mine (“2026 Selkirk MRE”) in conformance with S-K 1300 and Item 601(b)(96) Technical Report Summary, entitled “S-K 1300 Technical Report Summary, Selkirk Nickel-Copper-PGE Project, Botswana” (the “Selkirk TRS”) and dated August 17, 2026 (with an effective date of June 22, 2026) for its Selkirk Mine. The 2026 Selkirk MRE increases the project’s contained copper equivalent (“CuEq”) metal inventory by approximately 70% and reflects a significant conversion of Mineral Resources from the Inferred to Indicated category following a successful re-assaying and twin drilling campaign, and positive metallurgical results confirming the ability to produce separate high-grade, commercially saleable copper and nickel concentrates with higher expected payabilities.

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

The information that follows relating to the Selkirk Mine is derived from, and in some instances is an extract from, the 2026 Selkirk TRS entitled “S-K 1300 Technical Report Summary, Selkirk Nickel-Copper-PGE Project, Botswana” with an effective date of June 22, 2026, and a signature date of August 17, 2026, prepared by The MSA Group, prepared in compliance with the SEC’s Modernization of Property Disclosures for Mining Registrants set forth in subpart 1300 of Regulation S-K.

The qualified persons of SLR Consulting (Canada) Ltd. and The MSA Group, meet the qualifications specified under the definition of “qualified person” under Item 1300 of Regulation S-K. Portions of the following information are based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the Selebi TRS and Selkirk TRS, which have been included as Exhibit 96.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and Exhibit 96.2 to this Report, respectively. In the event that we determine that any modifying factors, estimates and other scientific and technical information in the reports materially change, we may update or file a new technical report in the future. The Selebi Mines and Selkirk Mine are exploration stage properties.

Further information on assay results can be found in the Company’s news releases which are available on the Company’s website (https://nexmetalsmining.com/). The Company’s website is not incorporated in this Report. Assay results are publicly released as they are received and confirmed by the Company.

Exploration and Evaluation Activities

The following table outlines the key milestones, estimated timing and costs related to each of the Mines, based on the Company’s reasonable expectations, intended courses of action and current assumptions and judgement, with information based as of June 30, 2026.

Key Milestones for Project	Expected Timing of Completion	Anticipated Costs
Exploration
Selebi Main Surface Drilling Program	Ongoing, costs to December 31, 2026	$7.1 million to $7.9 million
Selebi Mines underground development(1)	Ongoing, costs to December 31, 2026	$nil
Capital expenditures(2)	Ongoing, costs to December 31, 2026	$0.6 million to $1.3 million
Studies & Operating Costs
Advancing project economics(3)	Ongoing, costs to December 31, 2026	$1.5 million to $2.5 million
Operating costs	Ongoing, costs to December 31, 2026	$7.0 million to $7.6 million

Notes:

(1)	The Company has reallocated funds originally planned for underground development works over the remainder of 2026 to expanding and extending the Selebi Main Surface Drilling Program.
(2)	Includes mobile equipment and related refurbishments, pumps, electrical equipment, and critical spares for drills.
(3)

Includes advancing project economics through further metallurgical sampling and testing, further refinement of flowsheet design, Mineral Resource Estimates for the Mines, the Selebi Mines Preliminary Economic Assessment, and a potential Selkirk Mine economic study.

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

Drilling continues to reinforce confidence in the scale and continuity of the Selebi North deposit, with recent step-out results complementing previously reported thick, continuous high-grade intervals, supporting the potential to rapidly add tonnage to an updated Mineral Resource Estimate. Assays for a total of approximately 42,672 metres across 95 completed holes at Selebi North have been completed subsequent to the 2024 Selebi Mines MRE.

1CuEq was calculated using the formula CuEq=Cu+2.06*Ni assuming long-term prices of US$10.50/lb Ni and US$4.75/lb Cu, and nickel and copper recoveries of 72.0% and 92.4%, respectively, derived from metallurgical studies which consider a conceptual bulk concentrate scenario.

Selebi Main Surface Drilling & Flexure Zone

During the second quarter of 2025, the Company commenced the surface drilling program targeting BHEM plates in the two-kilometre gap zone between the Selebi North and Selebi Main deposits. The program was designed to demonstrate the broader scale potential of the Selebi Mines and to further support the Company’s core thesis that these deposits are larger than previously recognized.

Initial drilling consisted of four widely spaced holes, with all holes intersecting multiple zones of mineralization, supporting potential continuous mineralization between Selebi Main and Selebi North. SMD-25-201, located down plunge of Selebi Main, intersected three zones including 3 metres of massive sulphides. BHEM results refined targeting down plunge of the existing Selebi Main resource, leading to follow-up hole SMD-25-205, which intersected 11.05 metres of 7.31% CuEq1 (3.00% Cu and 2.09% Ni), including 5.75 metres of 8.73% CuEq1 (3.98% Cu and 2.31% Ni) located 130 metres beyond the existing Selebi Main resource.

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

Further drilling results have confirmed the presence of an emerging Flexure Zone at Selebi Main where the mineralized system changes orientation, extending both down-dip and down-plunge from the existing Selebi Main resource, highlights of which include:

●	SMD-25-203 - tested the southern portion of the two-kilometre gap between the Selebi Main and Selebi North deposits and intersected 16.10 metres of sulphide mineralization, located 385 metres down-plunge of SMD-25-201 and 620 metres beyond the 2024 MRE.
●	SMD-26-208 - intersected three mineralized horizons, including a lower zone with a thickness of 7.45 metres.
●	SMD-26-209 - intersected 10.40 metres of 6.82% CuEq[1] (3.09% Cu, 1.83% Ni), located 320 metres down-dip of the 2024 MRE.
●	SMD-26-212-W1 – intersected 11.15 metres of massive sulphides, grading 7.65% CuEq[1] (3.10% Cu, 2.21% Ni).

The presence of thick, continuous massive sulphide intervals in holes spaced 200 to 300 metres apart supports the Company’s interpretation of a robust and extensive mineralized system at Selebi Main. The mineralization characteristics of SMD-26-212-W1, SMD-25-205, and historical hole sd119 (26.1m of 8.29% CuEq1, 3.39% Cu, 2.38% Ni: see Selebi TRS) are defining a mineralized trend exceeding one kilometre in plunge extent and confirm that the Selebi Main mineralized system remains open well beyond 2024 MRE boundaries. These results highlight the strong potential to add significant tonnes in the 2026  MRE planned for the third quarter of 2026.

To date, a total of 32,458 metres has been drilled as part of the surface program, comprising twelve completed holes, one hole extension, three pre-collared holes, four abandoned holes and five holes currently in progress.

The program is being executed using five company-owned drill rigs comprising of three underground U5 drills which were converted into surface A5 drills, and two Marcotte HTM2500 drills capable of drilling to depths of 2,500 metres (NQ core). Operating a Company-owned drill fleet provides increased operational flexibility, cost efficiency, and scheduling control, while reducing reliance on third-party contractor availability. The Company also expects the in-house fleet to support improved capital efficiency over the longer term as drilling activity continues to scale across the Selebi Mines.

1CuEq was calculated using the formula CuEq=Cu+2.06*Ni assuming long-term prices of US$10.50/lb Ni and US$4.75/lb Cu, and nickel and copper recoveries of 72.0% and 92.4%, respectively, derived from metallurgical studies which consider a conceptual bulk concentrate scenario.

Studies

Following the completion of comprehensive technical and trade-off studies, the Company began evaluating the construction of a new processing facility at the Selebi Mines to produce concentrate for commercial sale or, alternatively, for further refining. The existing concentrator and smelter from the former BCL operations are not considered viable processing alternatives, as these facilities are under separate ownership and are subject to ongoing dismantling activities.

During the first quarter of 2026, the Company completed the metallurgical studies at Blue Coast Research (“BCR”) labs. The program comprised flowsheet development, optimization and variability testing using the master Selebi Mines composite sample. Locked Cycle Tests (“LCTs”), which simulate full-scale plant performance, were successful in minimizing the nickel content in the copper concentrate and increasing nickel recoveries in the nickel concentrate. Preliminary LCTs achieved copper recovery of 87.0% at a grade of 27.6% copper in copper concentrate and nickel recovery of 55.9% at a grade of 10.5% nickel in nickel concentrate. Final LCTs aimed at reducing nickel in copper concentrate achieved copper recovery of 86.4% with nickel misplacement at less than 1%.   Final concentrate assay results confirmed that both copper and nickel concentrates are expected to meet industry-standard smelter acceptance criteria, supporting a clear pathway to commercial sales. The concentrates exhibit very low levels of deleterious elements, expected to be below penalty thresholds, which enhances marketability and potential offtake terms.

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

The Company commenced a Preliminary Economic Assessment (“PEA”) in October 2025 for the Selebi Mines under the separate saleable concentrates scenario, the scope of which includes mine design and scheduling, process engineering, infrastructure planning, a processing facility and capital and operating cost estimation. The PEA is currently targeted to be completed in the second half of 2026. To date, environmental documentation in support of the PEA has been completed, and mineral processing and metallurgical testing documentation are well advanced. Mine plan evaluations remain ongoing, reflecting, in part, the Company’s continued assessment of trade-off alternatives and the success of the ongoing surface drilling programs. The Company may further refine the scope and approach of the PEA to ensure that it appropriately reflects the evolving scale and development alternatives for the Selebi Mines.

Costs

During the three and six months ended June 30, 2026, the Company incurred $9,257,727 and $16,373,679 (June 30, 2025 - $8,620,305 and $14,614,458), respectively, in exploration and evaluation expenditures on the Selebi Mines.

As of June 30, 2026, the Company had incurred $43,176,889 to acquire the Selebi Mines, and a further $116,286,038 in exploration and evaluation expenditures project-to-date.

Outlook

Building on the targets identified to-date, the Company is executing on a Selebi Main Surface Drilling Program using BHEM surveys to define drill targets, with more than 30,000 metres planned to support resource expansion and re-classification at Selebi Main throughout 2026. Drilling will continue to test both the Main Zone and Lower Zone, where current drilling results and BHEM modelling indicate increased thicknesses down-dip of the 2024 MRE and down plunge to the north.

The Company has engaged TECT Geological Consulting to develop an integrated three-dimensional geological and structural model for Selebi North and Selebi Main. The model is expected to enhance the Company’s understanding of the geological controls of mineralization across the mining license, support future resource growth and improve drill targeting of thicker, higher-grade zones, and identify potential regional exploration targets.

Drilling is focused on a 200-metre spacing to allow for the expansion of the Inferred Resource, and sequencing will be guided by ongoing geophysical interpretation, allowing the Company to target conductive plates as results are received, and by the integrated three-dimensional geological and structural model. The program is anticipated to materially expand the Inferred Resource and has generated the geological data required for an updated MRE planned for the third quarter of 2026. Drill results are expected to be reported on a regular basis throughout 2026.

Underground development to support future infill drilling for economic studies at Selebi North was advanced in the first quarter of 2026. Key infrastructure milestones include the completion of critical ventilations, stormwater drainage works and development of a diamond drill bay. The Company paused underground development works in May to prioritize resources toward expanding and extending the Selebi Main Surface Drilling Program.

The completed BCR metallurgical program demonstrated the ability to produce two separate saleable concentrates with controlled nickel deportment to the copper concentrate, while identifying key parameters for further optimization in future test work. The results have been incorporated into the development of a recovery estimation model.

Results from the completed Selebi North Underground Resource Expansion Drilling program and assay results from the Selebi Main Resource Expansion Drilling program up to hole SMD-26-214, together with the BCR metallurgical test results and recovery work, will be incorporated into the 2026 MRE planned for the third quarter of 2026 and PEA currently targeted for completion in the second half of 2026.

Selkirk Mine, Botswana

The Selkirk Mine is located in the northeast of Botswana approximately 28 km southeast of the city of Francistown, and 450 km northeast of the national capital Gaborone. The Selkirk Mine consists of a single mining licence (2022/7L) covering an area of 1,458 hectares (14.58 km2) and four prospecting licences (PL050/2010, PL051/2010, PL210/2010, and PL071/2011) covering a total of 12,670 hectares (126.7 km2). The mining and prospecting licences expire May 26, 2032, and March 30, 2027, respectively, and are renewable.

In June and August, the Company released the 2026 Selkirk MRE and Selkirk TRS, respectively, which incorporate the results of the Company’s historical drill core re-sampling program. Highlights of the 2026 Selkirk MRE include approximately 1.1 billion pounds of CuEq Mineral Resources in the Indicated category with 78.2 Mt grading 0.66% CuEq1 and approximately 200 million pounds of CuEq Mineral Resources in the Inferred category with 15.1 Mt grading 0.60% CuEq1. Selkirk has evolved into a strategically important, multi-commodity critical metals asset with the scale and development potential to drive additional value creation for shareholders.

Key drivers of the increase from the 2024 Mineral Resource Estimate (the “2024 MRE”) include: (i) significant improvement in metallurgical recoveries resulting in higher expected payabilities; (ii) inclusion of cobalt, silver and gold as payable metals, none of which were assigned value in the 2024 MRE due to limited assaying; and (iii) expanded platinum, palladium, silver, cobalt and gold datasets from the historical core resampling program, supporting an expanded mineralized envelope and larger conceptual pit shell on a Net Smelter Return basis.  Further, the strip ratio was reduced to 1.02:1 from 1.65:1, among the lowest strip ratios for copper development projects globally, resulting from the inclusion of additional tonnage sitting above and adjacent to the 2024 MRE.

1CuEq% calculated using the formula: Cu(%)+Ni(%)*(85.1/91.4)+Co(%)*(93.8/91.4)+Pt(g/t)*(22.4/91.4) + Pd(g/t)*(33.1/91.4)+Au(g/t)*(68.5/91.4)+Ag(g/t)*(0.8/91.4) from the Selkirk Technical Report.

Selkirk Mine Mineral Resource Estimate, June 22, 2026

				Grade
Classification	Tonnes (Millions)	NSR(US$)	(%CuEq)[1]	Ni (%)	Cu (%)	Co (%)	Pt (g/t)	Pd (g/t)	Au (g/t)	Ag (g/t)
Measured	-	-	-	-	-	-	-	-	-	-
Indicated	78.2	56	0.66	0.21	0.23	0.012	0.10	0.42	0.05	0.72
Inferred	15.1	51	0.60	0.18	0.21	0.010	0.09	0.40	0.05	0.77
				Contained Metal
Total Contained (Mlbs CuEq)[1]				Ni (kt)	Cu (kt)	Co (kt)	Pt (koz)	Pd (koz)	Au (koz)	Ag (koz)
Measured	-			-	-	-	-	-	-	-
Indicated	1,138			163	181	9.2	245	1,066	120	1,818
Inferred	200			27	32	1.6	45	193	25	372

1CuEq% calculated using the formula: Cu(%)+Ni(%)*(85.1/91.4)+Co(%)*(93.8/91.4)+Pt(g/t)*(22.4/91.4) + Pd(g/t)*(33.1/91.4)+Au(g/t)*(68.5/91.4)+Ag(g/t)*(0.8/91.4) from the Selkirk Technical Report.

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

Exploration

In July 2025, the Company commenced a 3-hole exploration program targeting untested historical Versatile Time-Domain Electromagnetic anomalies located immediately south of the Selkirk resource. The Company has completed the 3-hole exploration program, which consisted of 522 metres. Two of the three drill holes are located along the same geological horizon of the Selkirk deposit and intersected intervals of disseminated sulphides. Assay results indicate narrow intervals of mineralization (up to 20 metres) with grades similar to those seen at Selkirk.

The results of the soil sampling program on the prospecting licences were analyzed to highlight multi-element anomalies as well as bedrock lithology. A large mafic intrusion (2.0 kilometres x 2.5 kilometres) was outlined as well as isolated high-priority multi-element anomalies which require further follow-up.

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

Ongoing metallurgical flowsheet development includes additional variability tests aimed at improving recoveries and concentrate quality.

Costs

During the three and six months ended June 30, 2026, the Company incurred $325,457 and $911,735 (June 30, 2025 - $1,603,705 and $1,705,673), respectively, in exploration and evaluation expenditures on the Selkirk Mine. The Company incurred $327,109 to acquire the Selkirk Mine, and has incurred a further $9,162,648 in exploration and evaluation expenditures project-to-date as at June 30, 2026.

Outlook

The Company will continue with additional flowsheet development testwork to further improve recoveries and concentrate quality. Regional exploration will focus on the targets generated by the soil sampling program, both on the prospecting licences and the historic data collected on the mining licence.

With the 2026 Selkirk MRE now complete, the Company is evaluating a range of strategic options for the Selkirk Mine, including potential partnerships, a spin-out, or advancement toward an economic study. With the material increase in metal inventory, substantial conversion to Indicated resources, clean concentrate quality, diversified polymetallic metal mix, and favourable open-pit mining characteristics, the Selkirk Mine is now well positioned as a meaningful contributor to the Company’s asset portfolio.

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

Overall Performance and Results of Operations

As at the date of this Report, the Company has not earned revenue nor proved the economic viability of its projects. The Company’s expenses are not subject to seasonal fluctuations or general trends other than factors affecting costs such as inflation and input prices. The Company’s expenses and cash requirements will fluctuate from period to period depending on the level of activity at the projects, which may be influenced by the Company’s ability to raise capital to fund these activities. Comparisons of activity made between periods should be viewed with this in mind. The Company’s quarterly results may be affected by many factors such as timing of exploration and study activities, share-based compensation costs, capital raised, marketing activities and other factors that affect the Company’s exploration and evaluation activities.

The following table summarizes the Company’s operations for the three- and six-month periods ended June 30, 2026, and June 30, 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	$	$	$	$

EXPENSES
General exploration expenses	9,592,513	10,337,096	17,312,908	16,472,873
Depreciation and amortization	568,214	431,322	1,157,303	1,067,150
General and administrative expenses	1,420,958	1,915,022	3,399,369	3,575,404
Investor relations and communications	381,159	1,934,047	602,830	2,143,445
Director fees	226,751	248,116	352,885	248,116
Fair value movement of DSUs	(30,420)	379,759	(130,039)	368,935
Net foreign exchange (gain) loss	(196,299)	31,818	40,911	283,243
LOSS FOR THE PERIOD BEFORE OTHER ITEMS	11,962,876	15,277,180	22,736,167	24,159,166

OTHER ITEMS
Interest income, net	(99,579)	(188,434)	(249,433)	(252,895)
Interest expense and accretion on Term Loan	-	-	-	428,371
Loss on Term Loan extinguishment	-	-	-	5,982,434
NET LOSS FOR THE PERIOD	11,863,297	15,088,746	22,486,734	30,317,076

●	General exploration expenses decreased by $744,583 and increased by $840,035 for the three and six months ended June 30, 2026, respectively. Included in exploration expenses in the current year periods is $2,095,715 of drilling consumables purchased in advance which are expected to be used over the remainder of this year to execute the Selebi Main Surface Drilling Program. During the 6 months ended June 30, 2026, the Company advanced its drilling and study work at the Mines through expansionary drilling, metallurgical flowsheet development, and other studies and evaluation work. In the prior year comparable period, the Company put drilling activities on hold during the first quarter to conserve cash and ramped up drilling and study work during the second quarter after the March 2025 Financing was complete. For more information relating to the activities, see “Exploration and Evaluation Activities”.

●	Depreciation and amortization increased by $136,892 and $90,153 for the three and six months ended June 30, 2026, respectively, due to significant property, plant and equipment acquisitions throughout 2025 and 2026 including the purchase of a Marcotte deep drill that was ready for use in Q2 2026.

●	General and administrative expenses decreased by $494,064 and $176,035 for the three and six months ended June 30, 2026, respectively. The decrease is attributable to lower share-based compensation due to lower grant amounts in the current year periods, as well as lower professional fees compared to 2025, which included costs associated with the Company’s Nasdaq listing. This was partly offset by higher insurance premiums following the Company’s Nasdaq listing.

●	Investor relations and communications expenses decreased by $1,552,888 and $1,540,615 for the three and six months ended June 30, 2026, respectively. The decrease reflects a shift from the broad-based investor awareness campaign undertaken in 2025 following the Company’s rebranding and Nasdaq listing to a more targeted investor relations program in 2026.

●	Director fees decreased by $21,365 and increased by $104,769 for the three and six months ended June 30, 2026, respectively. The increase in the six months ended was primarily due to DSU expense amortization related to DSUs granted in November 2025 and May 2026, with no comparable DSU grants in the six months ended June 30, 2025, partially offset by the reduced cash-based director fees in the current period. The decrease in the three-month period was due to the timing of cash-based director fees, as the second quarter of 2025 included a catch-up payment following the Company’s conclusion of the Board’s amended compensation plan, while 2026 fees were paid quarterly. The decrease in cash-based director fees was partially off-set by the higher DSU expense amortization in the current period.

●	Fair value movement of DSUs reflects the mark-to-market revaluation of outstanding DSUs based on the Company’s Common Share price as of June 30, 2026.

●	Net foreign exchange (gain) loss increased by $228,117 and $242,332 for the three and six months ended June 30, 2026, respectively. The increase is due to strengthening of the BWP against the US$, which impacted US$ denominated balances owing by PNRPL and PNGPL.

●	Interest income, net represents interest earned on cash and cash equivalent deposits and interest incurred on the Company’s vehicle financing and mortgage payable. Net interest income decreased by $88,855 and $3,462 for the three and six months ended June 30, 2026, due to lower cash balances during the second quarter of 2026, as well as interest expense from the Syringa Lodge mortgage which commenced part way through the third quarter of 2025.

●	Interest expense and accretion on Term Loan comprises accrued interest and related accretion recognized prior to the conversion of the Term Loan to equity during the first quarter of 2025.

●	Loss on Term Loan extinguishment represents the difference between the fair value of the Settlement Units issued and the carrying amount of the Term Loan on the date it was converted to equity in the first quarter of 2025.

Cash Flows

The following table summarizes the Company’s cash flows:

	Six months ended June 30,
	2026 $	2025 $
Cash flows
Operating activities	(21,084,878)	(21,685,611)
Investing activities	(814,312)	(1,510,130)
Financing activities	(395,879)	43,715,146
Change in cash and cash equivalents before effects of exchange rate changes	(22,295,069)	20,519,405
Effect of exchange rate changes on cash and cash equivalents	(528,751)	(161,381)
Change in cash and cash equivalents for the period	(22,823,820)	20,358,024
Cash and cash equivalents at the beginning of the period	39,780,384	6,105,933
Cash and cash equivalents at the end of the period	16,956,564	26,463,957

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026, decreased by $600,733 compared to the prior year comparable period. This decrease was primarily driven by a decrease in investor relations and communications expenses compared to the prior period due to strategic changes in marketing spend and the cash redemption of DSUs in the prior year period. This was partially offset by higher general exploration expenses including the advanced purchase of consumables for the Selebi Main Expansionary Drilling Program and net working capital movements, including current period settlement of accrued severance obligations from prior periods, compared to an increase in trade payables in the prior year period as part of cash conservation measures.

Investing Activities

Key investing activities relate to the acquisition of property, plant and equipment. Net cash used in investing activities decreased by $695,818 for the six months ended June 30, 2026. Spend in 2026 primarily relates to the remaining payment on a second deep drill and additional mobile and electrical equipment. During 2025, investing activities included the purchase of the Company’s first deep drill for the surface drilling programs, kits for converting two underground U5 drills into surface A5 drills, and light duty vehicles.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026, decreased by $44,111,025 compared to the prior year comparable period. The decrease primarily reflects the closing of the Private Placement financing (as defined herein) in March 2025 for gross proceeds of $46,000,000. The Company did not execute any public or private placements during the current year period.

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

As at June 30, 2026, the Company had $16,956,564 in available cash and cash equivalents (December 31, 2025 – $39,780,384), with no source of operating cash flows, nor any significant credit lines in place. As at June 30, 2026, the Company had working capital (calculated as total current assets less total current liabilities) of $15,101,589 (December 31, 2025 – $36,517,724). The decrease in working capital is a result of the use of cash in general exploration expenses and investment in drilling and other equipment.

Based on the Company’s current operational plan, the Company has sufficient working capital to advance its currently planned activities and to fund administrative costs into the fourth quarter of 2026, including the completion of a PEA for the Selebi Mines and potential economic study for the Selkirk Mine.

The Company continues to actively monitor its funding requirements and is evaluating a range of financing alternatives that may include joint ventures, earn-in arrangements, royalty or stream transactions, strategic private placements or a broader offering of equity. To meet the Company’s funding requirements for the continued advancement of the Selebi Mines and the Selkirk Mine toward development, it intends to announce one or more of these transactions prior to  year-end 2026. With the 2026 Selkirk MRE now complete, the Company is also evaluating additional strategic and funding optionality for the asset.

Although the Company has been successful in prior financing activities, there can be no assurance that future financing efforts will be successful or that sufficient funds will be available on terms acceptable to the Company.

Going Concern

The ability of the Company to continue operations as a going concern is ultimately dependent upon achieving profitable operations and its ability to obtain adequate financing. The Company incurred a net loss of $11,863,297 and $22,486,734 for the three and six months ended June 30, 2026 (June 30, 2025 - $15,088,746 and $30,317,076), respectively. To date, the Company has not generated profitable operations from its resource activities. It is not possible to predict whether future financing efforts will be successful or if the Company will attain a profitable level of operations. These material uncertainties cast substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities, and the reported expenses and comprehensive loss that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material. In assessing whether a going concern assumption is appropriate, management considers all available information about the future, which is at least, but not limited to, twelve months from the date of this Report.

Contractual Obligations and Contingencies

As of June 30, 2026, the Company had commitments for capital expenditures over the next 12 months of $75,000 and the following other contractual obligations and commitments:

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

Selkirk Mine

The Selkirk APA does not provide for a purchase price or initial payment for the purchase of the assets. It instead provides that if Selkirk were commissioned earlier than Selebi, the payment of the third Selebi instalment of US$30 million, would trigger on Selkirk’s commission date. The Company has applied for, and is awaiting confirmation of, an extension of the Selkirk APA study phase to coincide with the expiry of the Selebi APA study phase, being December 31, 2026.

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

NSR Option

The Company received $2,750,000 from Cymbria for their right to participate in the Company’s right to repurchase one-half of the Selebi NSR and the entirety of the Selkirk NSR. Cymbria also has the right: (i) at any time following the date of any buyback exercise notice from PNRPL and/or PNGPL and prior to the first anniversary of sale of product, to terminate the option and receive from PNRPL and/or PNGPL a refund of the related option price paid by Cymbria; (ii) upon receipt from PNRPL and/or PNGPL of any termination, settlement or waiver of the buyback right or royalty agreement and prior to the first anniversary of sale of product, to exercise the option or terminate the option, and if terminated PNRPL and/or PNGPL shall refund the related option price paid by Cymbria; (iii) to exercise the option and compel PNRPL and/or PNGPL to exercise the buyback right at any time within the first nine months immediately following the first anniversary of sale of product upon a minimum 60 days’ notice; and (iv) to require PNRPL and/or PNGPL to repurchase the option from Cymbria for an amount equal to the option price at any time commencing on the first anniversary of sale of product, provided PNRPL and/or PNGPL have not provided a buyback exercise notice or notice of any termination, settlement or waiver of the buyback right or royalty agreement to Cymbria.

Contingencies

There are no environmental liabilities associated with the Mines as at the acquisition dates as all liabilities incurred prior to the acquisitions are the responsibility of the sellers, BCL and TNMC. The Company has an obligation for the rehabilitation costs arising subsequent to the acquisitions. As of June 30, 2026, there were no material rehabilitation costs that the Company expects to incur, and management is not aware of or anticipating any contingent liabilities that could impact the financial position or performance of the Company related to its exploration and evaluation assets.

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

Segmented Disclosure

The Company operates in one reportable operating segment, being that of the acquisition, exploration and evaluation of mineral properties, in three geographic segments, being Canada, Barbados, and Botswana. The Company’s geographic segments are as follows:

	June 30, 2026 $	December 31, 2025 $
Current assets
Canada	16,056,135	33,301,948
Barbados	39,544	167,178
Botswana	2,637,785	13,006,411
Total	18,733,464	46,475,537

Exploration and evaluation assets
Botswana	42,979,303	42,730,629
Property, plant and equipment
Canada	15,394	-
Botswana	8,998,913	9,312,414
Total	9,014,307	9,312,414

The Company’s exploration and evaluation activities are assessed at the individual project level. The Selebi and Selkirk projects below make up the Botswana geographic segment.

	Three months ended June 30, 2026					Three months ended June 30, 2025
	Selebi $		Selkirk $	Other $	Total $	Selebi $	Selkirk $	Other $	Total $
Drilling	3,901,813	(a)	-	-	3,901,813	3,034,485	703,233	-	3,737,718
Site operations, administration, & overhead	990,191		109,621	9,329	1,109,141	1,362,912	344,208	113,086	1,820,206
Electricity	857,502		2,732	-	860,234	865,329	4,296	-	869,625
Engineering & technical studies	759,687		103,846	-	863,533	495,977	15,915	-	511,892
Infrastructure & equipment maintenance	749,190		-	-	749,190	731,349	-	-	731,349
Geology	678,425		88,036	-	766,461	451,862	303,536	-	755,398
Mine development	503,428		-	-	503,428	708,170	-	-	708,170
Freight, tools, supplies, & other consumables	236,635		103	-	236,738	392,598	76,638	-	469,236
Geophysics	215,425		3,895	-	219,320	242,959	20,939	-	263,898
Health & safety	126,795		559	-	127,354	127,031	3,630	-	130,661
Environmental, social & governance	88,656		-	-	88,656	86,371	-	-	86,371
Share-based compensation	149,980		16,665	-	166,645	121,262	131,310	-	252,572
Total	9,257,727		325,457	9,329	9,592,513	8,620,305	1,603,705	113,086	10,337,096

	Six months ended June 30, 2026					Six months ended June 30, 2025
	Selebi $		Selkirk $	Other $	Total $	Selebi $	Selkirk $	Other $	Total $
Drilling	5,622,005	(a)	-	-	5,622,005	3,718,577	703,233	-	4,421,810
Site operations, administration, & overhead	1,885,596		183,122	27,494	2,096,212	2,294,239	386,470	152,742	2,833,451
Electricity	1,874,027		6,519	-	1,880,546	1,729,242	8,652	-	1,737,894
Engineering & technical studies	1,529,556		156,102	-	1,685,658	1,338,749	27,595	-	1,366,344
Infrastructure & equipment maintenance	1,518,065		-	-	1,518,065	1,442,278	-	-	1,442,278
Geology	959,977		517,001	-	1,476,978	1,019,837	330,071	-	1,349,908
Mine development	1,063,460		-	-	1,063,460	1,376,789	-	-	1,376,789
Freight, tools, supplies, & other consumables	751,827		2,312	-	754,139	522,793	87,602	-	610,395
Geophysics	468,985		12,301	-	481,286	469,768	20,939	-	490,707
Health & safety	226,976		1,199	-	228,175	220,615	3,630	-	224,245
Environmental, social & governance	174,595		-	-	174,595	160,780	-	-	160,780
Share-based compensation	298,610		33,179	-	331,789	320,791	137,481	-	458,272
Total	16,373,679		911,735	27,494	17,312,908	14,614,458	1,705,673	152,742	16,472,873

(a)	Drilling expenses at the Selebi Mines for the three and six months ended June 30, 2026, include the upfront purchase of $2,095,715 in drilling consumables required to execute the Selebi Main Surface Drilling Program over 2026.

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

The carrying value of cash and cash equivalents, trade payables, accrued liabilities, vehicle financing and mortgage payable approximate their fair value due to their short-term nature or are at market rates. A summary of the carrying value and fair value of other financial instruments were as follows:

		June 30, 2026		December 31, 2025
	Classification	Carrying Value $	Fair Value $	Carrying Value $	Fair Value $
DSU liability (1)	Level 1	294,987	294,987	373,392	373,392
NSR option liability (2)	Level 3	2,750,000	2,750,000	2,750,000	2,750,000

Notes:

(1)	For DSU liability, the fair value of the DSUs is measured using the closing price of the Company’s Common Shares at the end of each reporting period.

(2)	The fair value of the NSR options is determined using a valuation model that incorporates such factors as discounted cash flow projections, metal price volatility, and risk-free interest rate. As the NSR options are exercisable entirely at the discretion of Cymbria and the underlying projects are in the exploration stage, the fair value of the call and put on the options as of June 30, 2026, and December 31, 2025, is $nil. The Option Payment of $2,750,000 was recorded as a non-current liability.

The Company’s financial instruments are exposed to certain risks as discussed below:

Interest Rate Risk

The Company’s exposure to interest rate risk arises from the interest rate impact on its cash and cash equivalents and debt facilities. Interest incurred on the vehicle financing and mortgage payable is based upon a variable base rate, being the lending institution’s prime lending rate, plus a fixed rate margin. Each one percentage point change in interest rates would result in a $14,221 change in annual interest expense.

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

The following table illustrates the estimated impact a 5% USD and BWP change against the CAD would have on net loss before tax as a result of translating the Company’s foreign denominated financial instruments:

Currency	Change	Effect on Net Loss (Earnings) Before Tax $	Change	Effect on Net Loss (Earnings) Before Tax $
USD	+5%	1,866	-5%	(1,866)
BWP	+5%	30,253	-5%	(30,253)

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on the evaluation of these disclosure controls and procedures, management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities AND USE OF PROCEEDS

The following table outlines the number of Common Shares and securities that are convertible to Common Shares issued by the Company pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) as a transaction not involving a public offering and Rule 506 promulgated under the Securities Act, during the three months ended June 30, 2026.

Convertible Securities

On April 9, 2026, the Company granted 44,800 Options to certain consultants. The Options have a term of 5 years, and vest in four equal quarterly increments starting three months from the date of grant and have an exercise price of $3.30 per Common Share.

The Company also granted DSUs representing an aggregate of 153,100 Common Shares to directors at a deemed price of $4.55 per DSU on May 27, 2026. The DSUs will be payable in cash and settled in accordance with the terms of the Omnibus Plan.

Date of Issuance	Security	Exercise Price per Security ($)	Number of Securities
April 9, 2026	Options	3.30	44,800
May 27, 2026	DSUs	N/A	153,100

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Insider Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Item 6. Exhibits

Exhibit No.	Description of Exhibit

23.1*	Consent of Qualified Person in respect of the Selkirk TRS (The MSA Group (Pty) Ltd)

23.2*	Consent of Qualified Person in respect of the Selkirk TRS (Fuse Advisors Inc.)

31.1*	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1**	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

96.2*	S-K 1300 Technical Report Summary, Selkirk Nickel-Copper-PGE Project, Botswana with an effective date of June 22, 2026, and a signature date of August 17, 2026 prepared by The MSA Group

101. INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 17, 2026	NEXMETALS MINING CORP.
(Registrant)

	By:	/s/ Sean Whiteford
	Name:	Sean Whiteford
	Title:	Chief Executive Officer
(principal executive officer)

	By:	/s/ Brett MacKay
	Name:	Brett MacKay
	Title:	Chief Financial Officer
(principal financial and accounting officer)

